Form 10-Q
period 1994-12-31
THOMASTON MILLS INC
filed 1995-02-14
CIK 97931

                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.
                                    20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 1994              Commission File No. 0-1915



                            THOMASTON MILLS, INC.
- - --------------------------------------------------------------------------------

               GEORGIA                                 58-0460470
  ------------------------------------   ------------------------------------
   (State or other jurisdiction of)      (I.R.S. Employer Identification No.)


         115 East Main Street, P.O. Box 311, Thomaston, Georgia 30286
- - --------------------------------------------------------------------------------
           (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code (706) 647-7131.


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

Class A Common Stock $1 Par Value - 5,620,518 Shares including 721,688 Treasury Shares

Class B Common Stock $1 Par Value - 1,873,506 Shares including 243,140 Treasury Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days.


Yes   X     No
     ---       ---

                                    INDEX
                     THOMASTON MILLS, INC. AND SUBSIDIARY



PART 1.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed consolidated balance sheets -- December 31, 1994 and July 2, 1994.

            Condensed consolidated statements of income -- three months ended December 31, 1994 and three months ended January 1, 1994; and six months ended December 31, 1994 and six months ended January 1, 1994.

            Condensed consolidated statements of changes in cash flows -- six months ended December 31, 1994 and six months ended January 1, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to vote of Security Holders

Item 5.     Other information

Item 6.     Exhibits and Reports on Form 8-K



SIGNATURES

PART 1 -    FINANCIAL INFORMATION

THOMASTON MILLS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    ($000 omitted)
                                           DEC. 31, 1994         JULY 02, 1994
                                           -------------         -------------
ASSETS

CURRENT ASSETS
  Cash & cash equivalents                 $       1,767          $       1,110
  Accounts receivable, less allowance
    of $415,000 at both dates                    40,587                 56,157
  Inventories--Note B                            39,384                 36,502
  Prepaid expenses                                1,042                    914
                                           ------------          -------------
      TOTAL CURRENT ASSETS                       82,780                 94,683

PROPERTY, PLANT AND EQUIPMENT                   213,592                206,632
  Less allowances for depreciation              129,788                122,632
                                           ------------          -------------
                                                 83,804                 84,000
OTHER ASSETS                                        590                    649
                                           ------------          -------------
                                          $     167,174          $     179,332
                                           ============          =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                        $       8,518          $      12,567
  Accrued liabilities                             4,783                  5,868
  Federal and State income taxes                     80                  1,760
  Current portion capital lease
    obligations                                     416                    416
  Current portion of long term debt               1,806                  1,807
                                           ------------          -------------
      TOTAL CURRENT LIABILITIES           $      15,603          $      22,418

OBLIGATIONS UNDER CAPITAL LEASE-
  LESS CURRENT PORTION                            1,561                  1,752

LONG TERM DEBT                                   35,004                 39,495

DEFERRED INCOME TAXES                             6,571                  6,571

OTHER LIABILITIES                                   103                     68

SHAREHOLDERS' EQUITY
  Class A Common Stock--5,620,518 shares
    outstanding including 721,688 treasury
    shares                                        5,621                  5,621
  Class B Common Stock--1,873,506 shares
    outstanding including 243,140 treasury
    shares                                        1,874                  1,874
  Additional paid-in-capital                      8,824                  8,807

  Retained earnings                              97,495                 97,861
                                           ------------           ------------
                                                113,814                114,163

Less treasury stock - at cost                     5,482                  5,135
                                           ------------           ------------
                                                108,332                109,028
                                           ------------           ------------
                                          $     167,174          $     179,332
                                           ============           ============


NOTE: The Balance Sheet at July 2, 1994 has been derived from the Audited Financial Statements at that date. See Note to Condensed Financial Statements.

                      THOMASTON MILLS, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                       THREE MONTHS    THREE MONTHS      SIX MONTHS        SIX MONTHS
                                          ENDED            ENDED            ENDED            ENDED
                                      DEC. 31, 1994    JAN. 01, 1994    DEC. 31, 1994    JAN. 01, 1994
                                      -------------    -------------    -------------    -------------
Net Sales                           $   67,050,535  $   61,675,173   $  135,606,282    $  127,278,077
Cost of Sales                           61,627,954      53,516,649      124,176,357       109,971,724
                                     -------------   -------------    -------------     -------------
                                         5,422,581       8,158,524       11,429,925        17,306,353

Selling, administration
  and general expenses                   4,645,191       4,488,187        9,310,022         8,944,027
                                     -------------   -------------    -------------     -------------
                                           777,390       3,670,337        2,119,903         8,362,326

Other income                               108,469         146,369          225,371           265,737
                                     -------------   -------------    -------------     -------------
                                           885,859       3,816,706        2,345,274         8,628,063

Interest expense                           726,147         365,186        1,448,948           810,804
                                     -------------   -------------    -------------     -------------

Income before
  income taxes                             159,712       3,451,520          896,326         7,817,259

Provision for income taxes                  61,648       1,346,093          345,981         3,190,754
                                     -------------   -------------    -------------     -------------

Net income                          $       98,064  $    2,105,427   $      550,345    $    4,626,505
                                     =============   =============    =============     =============



  Average Number of Shares               6,499,258       6,577,181        6,534,293         6,578,715

Data Per Share:

  Net income                        $        0.020  $        0.320   $        0.080    $        0.700

  Dividends paid                    $        0.070  $        0.065   $        0.140    $        0.130
                                     =============   =============    =============     =============


                                                          SIX MONTHS ENDED            SIX MONTHS ENDED
                                                         DECEMBER 31, 1994            JANUARY 01, 1994
                                                         -----------------            ----------------
OPERATING ACTIVITIES
Net Income                                              $        550,345           $      4,626,505
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amoritzation                              7,595,213                  6,414,125
    Loss (Gain) on sale of property, plant
    and equipment                                                (22,875)                  (110,056)
Provision for deferred income taxes                                    0                    148,717
Changes in operating assets and
  liabilities:
    Accounts receivable                                       15,570,810                 10,337,872
    Inventories                                               (2,882,354)                (2,624,639)
    Other assets                                                 (68,518)                  (444,816)
    Accounts payable and Accrued expenses                     (6,781,168)                (3,949,569)
                                                         ---------------             --------------

    NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                      13,961,453                 14,398,139

INVESTING ACTIVITIES
Purchases of property, plant and equipment                    (7,470,999)               (14,690,590)
Proceeds from sales of property, plant
  and equipment                                                   94,259                    113,550
                                                         ---------------             --------------

    NET CASH USED IN INVESTING
    ACTIVITIES                                                (7,376,740)               (14,577,040)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit
  and long-term debt                                           5,000,000                  3,000,000
Principal payments on revolving lines of credit,
  long-term debt and capital lease obligations                (9,681,646)                (2,595,208)
Purchase of Treasury Stock                                      (391,875)                         0
Exercise of stock options                                         61,000                     30,500
Cash dividends paid                                             (915,208)                  (850,029)
                                                         ---------------              -------------

    NET CASH USED IN FINANCING ACTIVITIES
    FINANCING ACTIVITIES                                      (5,927,729)                  (414,737)
                                                         ---------------              -------------

    INCREASE IN CASH AND
    CASH EQUIVALENT                                              656,984                   (593,638)

Cash and cash equivalents at beginning
  of period                                                    1,109,975                  1,369,545
                                                         ---------------              -------------
Cash and cash equivalents at end
  of period                                             $      1,766,959             $      775,907
                                                         ===============              =============

THOMASTON MILLS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 1994

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do no include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1994, are not necessarily indicative of the results that may be expected for the year ended July 1, 1995. Certain Fiscal 1994 balances have been reclassified to conform with the Fiscal1995 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended July 2, 1994.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                                December 31, 1994                July 02, 1994
                                -----------------                -------------
  Raw materials                $            6,365               $        7,946
  Work in process                          15,239                       17,497
  Finished products                        17,780                       11,059
                                -----------------                -------------
                               $           39,384               $       36,502


Note:    Through July 2, 1994 the Company accounted for the cotton, polyester, labor and overhead components of raw materials, work in process and finished goods at the lower of cost, determined under the LIFO method of accounting, or market. Purchased cloth and yarn and certain supplies inventories were accounted for at the lower of cost, determined under the FIFO method of accounting, or market. In the first quarter of 1995, the Company changed to the LIFO method of accounting for purchased cloth and yarn. This change will result in better matching of revenues and expenses and will conform substantially all manufacturing inventories to the LIFO method. The cumulative effect of this change is not determinable. The effect of this change was to decrease net income for the quarter and twenty-six weeks by approximately $172,000 ($.03 per share) and $295,000 ($.05 per share) respectively. In connection with this change, the Company conformed the manner of applying the LIFO method for its cotton and polyester inventories to the dollar value method. Management believes the effect of this change was not significant.

During the quarter, the Company changed its estimate of raw material prices used to calculate LIFO inventories. This has the effect of increasing cost of sales by $333,000 ($.03 per share of net income) for the quarter. The LIFO reserve increased by $583,000 and $833,000 for the quarter and six months ended December 31, 1994.

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the second fiscal quarter ended December 31, 1994 increased 8.7% to $67,050,535 as compared to second quarter sales last fiscal year of $61,675,173. For the twenty-six weeks ended December 31, 1994, sales were $135,606,282 as compared to $127,278,077 for the twenty-six weeks ended January 1, 1994. The number of units sold increased 13.2% for the most recent quarter and increased 10.1% for the most recent six-month period. These increases in units sold were partially offset by a 4.0% decrease in product mix average sales value per unit for the quarter and a 3.3% decrease in product mix average sales value per unit for the six months. Lower selling prices on sales yarn shipments during the quarter and twenty-six weeks also contributed to the decline in sales per unit.

Gross profit margin was 8.1% of sales for the quarter ended December 31, 1994, and 8.4% for the six months. Gross profit margin for the comparable periods last year was 13.2% for the quarter and 13.6% for the six months. During the quarter and six months ended December 31, 1994, the Company experienced raw material price increases of 7.27% and 9.55% respectively. Also during the quarter, the Company changed its estimate of raw material prices used to calculate LIFO inventories. This change in estimate had the effect of increasing cost of sales by $333,000 ($.03 per share of net income) for the quarter ended December 31, 1994. The LIFO reserve increased by $583,000 and $833,000 for the quarter and six months ended December 31, 1994.

Selling, general and administrative expenses as a percentage of sales were 6.9% for the second quarter of this fiscal year as compared to 7.3% for the second quarter last year. Total selling, general and administrative expenses for the six-month period ended December 31, 1994, were $9,310,022 as compared to $8,944,027 for the first six months last year. For the six months ended December 31, 1994, selling, general and administrative expenses were 6.9% of sales as compared to 7.0% of sales for the six months ended January 1, 1994.

Interest expense increased $360,961 to $726,147 for the second fiscal quarter this year compared to $365,186 for the second fiscal quarter last year. For the first six months of this fiscal year as compared to the first six months of last fiscal year, interest expense increased $638,144 to $1,448,948. This increase in interest expense is related to the required capitalization last year of interest costs associated with the construction of the Company's new Lakeside comforter and accessory plant.

The provision for income taxes as a percent of taxable income decreased as a result of the tax rate changes imposed last fiscal year by the Revenue Reconciliation Act of 1993. The change in tax rates, applied to current earnings and the Company's deferred tax accounts for the first six months of fiscal year 1994, resulted in an effective tax rate of 40.8% of taxable income as compared to a tax rate of 38.6% of taxable income for the first six months of fiscal year 1995.

Net income for the second quarter this year was $98,064 or $.02 per share as compared to $2,105,427 or $.32 per share for the second quarter last year. For the six months ended December 31, 1994, the Company earned $550,345 or $.08 per share compared to $4,626,505 or $.70 per share for the six months ended January 1, 1994.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1994, working capital was $67,176,770 as compared to $58,922,040 at January 1, 1994. The ratio of Current Assets to Current Liabilities was 5.31:1 at December 31, 1994 and 4.80:1 at January 1, 1994.

Cash provided by operating activities amounted to $13,961,453 for the most recent six months. Cash provided by operating activities was the principal source of funds for this six-month period.

The Company's primary use of funds during the first six months of fiscal year 1995 was $7,376,740 in purchases of property, plant and equipment. For the first six months of last fiscal year, the Company invested $14,577,040 in purchases of property, plant and equipment. Plans are underway to invest in additional equipment in order to increase denim production by twenty per cent in the second quarter of next fiscal year.

During the second quarter of this fiscal year, the Company revised and expanded its revolving credit agreement which provides for unsecured borrowings up to $24,000,000. At December 31, 1994, an additional $9,000,000 was available under this agreement.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           (a) As of December 31, 1994, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

           (b)  Not applicable

ITEM 2.    CHANGE IN SECURITIES

           (a)  (b) Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           (a)  (b) Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The election of directors, selection of Ernst & Young as the Company's independent auditors, and implementation of the 1994 Stock Option Plan, were approved by the holders of the Company's Class B Common Stock at the Annual Meeting of Shareholders held on October 6, 1994. Set forth below are the results of the voting:


                                                            Votes            Votes
                                                             For            Against        Abstentions
                                                        ------------     -------------     -----------

           ELECTION OF DIRECTORS

                Thomas D. Adams, Sr.                     1,425,265               0                 88
                C. Ronald Barfield                       1,425,265               0                 88
                Archie H. Davis                          1,425,265               0                 88
                H. Stewart Davis                         1,425,265               0                 88
                George H. Hightower                      1,425,265               0                 88
                George H. Hightower, Jr.                 1,425,265               0                 88
                Neil H. Hightower                        1,425,265               0                 88
                William H. Hightower                     1,425,265               0                 88
                Rosser R. Raines                         1,425,265               0                 88
                Julian H. Roberts                        1,425,265               0                 88
                Dr. Jerry M. Williamson                  1,425,265               0                 88
                Dom H. Wyant                             1,425,265               0                 88

           SELECTION OF ERNST & YOUNG                    1,358,605          65,584              1,164

           1994 STOCK OPTION PLAN                        1,361,661          58,262              3,424


ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits:

                13.1      Quarterly Report to Shareholders dated
                          December 31, 1994.

                27        Financial Data Schedule (for SEC use only)

           (b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Thomaston Mills, Inc.


                                               Neil H. Hightower
                                               -------------------------------
                                               Neil H. Hightower
                                               President and Chief
Date:  February 7, 1995                        Executive Officer



                                               Rosser R. Raines
                                               -------------------------------
                                               Rosser R. Raines
                                               Treasurer-Principal Financial
Date:  February 7, 1995                        Officer