Form 10-Q
period 1995-04-01
THOMASTON MILLS INC
filed 1995-05-11
CIK 97931

                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.
                                    20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended April 1, 1995                       Commission File No. 0-1915



                            THOMASTON MILLS, INC.
- --------------------------------------------------------------------------------

             GEORGIA                                      58-0460470
- -------------------------------------       ------------------------------------
  (State or other jurisdiction of)          (I.R.S. Employer Identification No.)


         115 East Main Street, P.O. Box 311, Thomaston, Georgia 30286
- --------------------------------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code (706) 647-7131.
                                                   ---------------

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


Yes     X                    No
   -----------                  -----------

                                     INDEX
                      THOMASTON MILLS, INC. AND SUBSIDIARY



PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets -- April 1, 1995 and July 2, 1994.

         Condensed consolidated statements of income -- three months ended April 1, 1995 and three months ended April 2, 1994; and nine months ended April 1, 1995 and nine months ended April 2, 1994.

         Condensed consolidated statements of changes in cash flows -- nine months ended April 1, 1995 and nine months ended
         April 2, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to vote of Security Holders

Item 5.  Other information

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART 1 -   FINANCIAL INFORMATION

THOMASTON MILLS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         ($000 omitted)
                                                 APR. 1, 1995      JULY 1, 1994
                                                 ------------      ------------
ASSETS

CURRENT ASSETS
   Cash & cash equivalents                       $       978        $    1,110
   Accounts receivable, less allowance of
       $415,000 at both dates                         42,181            56,157
   Inventories--Note B                                45,215            36,502
   Prepaid expenses                                    1,343               914
                                                 -----------        ----------
          TOTAL CURRENT ASSETS                        89,717            94,683

PROPERTY, PLANT AND EQUIPMENT                        218,248           206,632
   Less allowances for depreciation                  133,555           122,632
                                                 -----------        ----------
                                                      84,693            84,000
OTHER ASSETS                                             702               649
                                                 -----------        ----------
                                                 $   175,112        $  179,332
                                                 ===========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                              $    10,044        $   12,567
   Accrued liabilities                                 7,360             5,868
   Federal and State income taxes                        777             1,760
   Current portion capital lease obligations             416               416
   Current portion of long term debt                   1,081             1,807
                                                 -----------        ----------
          TOTAL CURRENT LIABILITIES              $    19,678        $   22,418

OBLIGATIONS UNDER CAPITAL LEASE -
   LESS CURRENT PORTION                                1,450             1,752

LONG TERM DEBT                                        38,309            39,495

DEFERRED INCOME TAXES                                  6,571             6,571

OTHER LIABILITIES                                        119                68

SHAREHOLDERS' EQUITY
   Class A Common Stock--5,620,518 shares
      outstanding including 721,688 treasury
      shares                                           5,621             5,621
   Class B Common Stock--1,873,506 shares
      outstanding including 243,140 treasury
      shares                                           1,874             1,874
   Additional paid-in capital                          8,824             8,807
   Retained earnings                                  98,148            97,861
                                                 -----------        ----------
                                                     114,467           114,163

Less treasury stock - at cost                          5,482             5,135
                                                 -----------        ----------
                                                     108,985           109,028
                                                 -----------        ----------
                                                 $   175,112        $  179,332
                                                 ===========        ==========

NOTE: The Balance Sheet at July 2, 1994 has been derived from the Audited Financial Statements at that date. See Note to Condensed Financial Statements.

                     THOMASTON MILLS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                            THREE MONTHS          THREE MONTHS            NINE MONTHS           NINE MONTHS
                               ENDED                  ENDED                  ENDED                 ENDED
                           APRIL 1, 1995          APRIL 2, 1994          APRIL 1, 1995         APRIL 2, 1994
                           -------------          -------------          -------------         -------------
Net Sales                $    66,290,490         $   66,780,389        $    201,896,772       $  194,058,466
Cost of Sales                 58,841,940             58,863,838             183,018,297          168,835,562
                         ---------------         --------------        ----------------       --------------
                               7,448,550              7,916,551              18,878,475           25,222,904

Selling, administrative
   and general expenses        4,933,691              4,663,450              14,243,713           13,607,477
                         ---------------         --------------        ----------------       --------------
                               2,514,859              3,253,101               4,634,762           11,615,427

Other income                      75,620                 71,955                 300,991              337,692
                         ---------------         --------------        ----------------       --------------
                               2,590,479              3,325,056               4,935,753           11,953,119

Interest expense                 783,318                415,581               2,232,266            1,226,385
                         ---------------         --------------        ----------------       --------------

Income before
   income taxes                1,807,161              2,909,475               2,703,487           10,726,734

Provision for income
   taxes                         697,565              1,134,694               1,043,546            4,325,448
                         ---------------         --------------        ----------------       --------------

Net income               $     1,109,596         $    1,774,781        $      1,659,941       $    6,401,286
                         ===============         ==============        ================       ==============


   Average Number
      of Shares                6,430,541              6,574,560               6,506,705            6,577,433

Data Per Share:

   Net income            $         0.170         $        0.270        $          0.260       $        0.970

   Dividends paid        $         0.070         $        0.065        $          0.210       $        0.195
                         ===============         ==============        ================       ==============


                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               NINE MONTHS ENDED                 NINE MONTHS ENDED
                                                 APRIL 1, 1995                    APRIL 02, 1994
                                               -----------------                 -----------------
OPERATING ACTIVITIES
Net Income                                       $   1,659,941                     $   6,401,286
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation and amortization                 11,393,219                         9,522,188
      Gain on sale of property, plant
      and equipment                                    (23,875)                         (111,056)
Provision for deferred income taxes                          0                           148,717
Changes in operating assets and
   liabilities:
      Accounts receivable                           13,976,473                         2,867,643
      Inventories                                   (8,712,491)                       (6,390,547)
      Other assets                                    (482,000)                         (515,662)
      Accounts payable and Accrued expenses         (1,964,350)                          284,803
                                                 -------------                     -------------

      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                          15,846,917                        12,207,372

INVESTING ACTIVITIES
Purchases of property, plant and equipment         (12,157,537)                      (18,330,799)
Proceeds from sales of property, plant
   and equipment                                        95,259                           114,550
                                                 -------------                     -------------

      NET CASH USED IN INVESTING
      ACTIVITIES                                   (12,062,278)                      (18,216,249)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit
   and long-term debt                                8,500,000                        10,000,000
Principal payments on revolving lines of
   credit, long-term debt and capital
   lease obligations                               (10,713,069)                       (3,569,910)
Purchase of Treasury Stock                            (391,875)                                0
Exercise of stock options                               61,000                            61,000
Cash dividends paid                                 (1,372,251)                       (1,275,337)
                                                 -------------                     -------------

      NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                          (3,916,195)                        5,215,753
                                                 -------------                     -------------

      INCREASE IN CASH AND
      CASH EQUIVALENT                                 (131,556)                         (793,124)

Cash and cash equivalents at beginning
   of period                                         1,109,975                         1,369,545
                                                 -------------                     -------------
Cash and cash equivalents at end
   of period                                     $     978,419                     $     576,421
                                                 =============                     =============

THOMASTON MILLS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 1, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do no include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 1, 1995, are not necessarily indicative of the results that may be expected for the year ended July 1, 1995. Certain Fiscal 1994 balances have been reclassified to conform with the Fiscal 1995 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended July 2, 1994.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                                                ($000 omitted)
                                    April 1, 1995           July 2, 1994
                                    -------------           ------------

        Raw Materials               $       8,529           $      7,946
        Work in process                    17,963                 17,497
        Finished products                  18,723                 11,059
                                    -------------           ------------
                                    $      45,215           $     36,502

Note:    Through July 2, 1994 the Company accounted for the cotton, polyester, labor and overhead components of raw materials, work in process and finished goods at the lower of cost, determined under the LIFO method of accounting, or market. Purchased cloth and yarn and certain supplies inventories were accounted for at the lower of cost, determined under the FIFO method of accounting, or market. In the first quarter of 1995, the Company changed to the LIFO method of accounting for purchased cloth and yarn. This change will result in better matching of revenues and expenses and will conform substantially all manufacturing inventories to the LIFO method. The cumulative effect of this change is not determinable. The effect of this change was to decrease net income for the quarter and thirty-nine weeks by approximately $148,000 ($.02 per share) and $443,000 ($.07 per share) respectively. In connection with this change, the Company conformed the manner of applying the LIFO method for its cotton and polyester inventories to the dollar value method. Management believes the effect of this change was not significant.

During the quarter, the Company revised its estimate of the raw material annual inflation rate used to calculate LIFO inventories. This change in estimate had the effect of increasing cost of sales by $130,000 ($.01 per share of net income) for the quarter. The LIFO reserve increased by $731,000 and $1,564,000 for the quarter and nine months ended April 1, 1995.

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Sales for the third fiscal quarter ended April 1, 1995 decreased 0.7% to $66,290,490 as compared to third quarter sales last fiscal year of $66,780,389. For the nine months ended April 1, 1995, sales were $201,896,772, reflecting a 4.0% increase over sales of $194,058,466 for the nine months ended April 2, 1994. The number of units sold decreased 4.9% for the most recent quarter and increased 4.8% for the most recent nine-month period. Third quarter fiscal year 1995 decreases in units sold were partially offset by a 4.3% increase in product mix average sales value per unit. For the nine months ended April 1, 1995, product mix average sales value per unit declined 0.8%. Higher selling prices on Industrial Products and Home Furnishings shipments during the third quarter fiscal year 1995 were not sufficient to offset decreased selling prices for the first two quarters of this fiscal year.

Cost of sales for the third quarter ended April 1, 1995 were about the same as cost of sales for third quarter last fiscal year; however, on a per unit basis, cost of sales increased 5.1% for third quarter fiscal year 1995 as compared to third quarter fiscal year 1994. For the nine months ended April 1, 1995 cost of sales on a per unit basis increased 3.4% as compared to the nine-month period ended April 2, 1994. Cost of sales on a per unit basis increased primarily as a result of raw material (principally cotton) price increases of 27.7% for the quarter and 14.3% for the nine months as compared to last fiscal year. As a result of the raw material price increases, the Company changed its estimate of raw material prices used to calculate LIFO inventories. This change in estimate had the effect of increasing the LIFO reserve by $731,000 and $1,564,000 for the quarter and nine months ended April 1, 1995.

Gross profit margin was 11.2% of sales for third quarter and 9.4% for the nine months. Gross profit margin for the comparable periods last year was 11.9% for the quarter and 13.0% for the nine months.

Selling, general and administrative expenses as a percentage of sales were 7.4% for the third quarter of this fiscal year as compared to 7.0% for the third quarter last year. Total selling, general and administrative expenses for the nine-month period ended April 1, 1995, were 7.1% of sales as compared to 7.0% of sales for the first nine months last year.

Interest expense increased $367,737 to $783,318 for the third fiscal quarter this year compared to $415,581 for the third fiscal quarter last year. For the first nine months of this fiscal year as compared to the first nine months of last fiscal year, interest expense increased $1,005,881 to $2,232,266. This increase in interest expense is related to the required capitalization last year of interest costs associated with the construction of the Company's new Lakeside comforter and accessory plant.

The provision for income taxes as a percent of taxable income decreased as a result of the tax rate changes imposed last fiscal year by the Revenue Reconciliation Act of 1993. The change in tax rates, applied to current earnings and the Company's deferred tax accounts for the first nine months of fiscal year 1994, resulted in an effective tax rate of 40.3% of taxable income as compared to a tax rate of 38.6% of taxable income for the first nine months of fiscal year 1995.

Net income for the third quarter this year was $1,109,596 or $.17 per share as compared to $1,774,781 or $.27 per share for the third quarter last year. For the nine months ended April 1, 1995, the Company earned $1,659,941 or $.26 per share compared to $6,401,286 or $.98 per share for the nine months ended April 2, 1994. Net income continues to be affected by raw material costs increasing faster than the price for textile products and lower capacity utilization.

In December 1993, 117 countries reached an agreement under the General Agreement on Tariffs and Trade that would cover new areas of trade, further cut tariffs and strengthen multilateral free-trade rules by creating a World Trade Organization as its successor. This agreement has been ratified by the United States Congress and is scheduled to go into effect on July 1, 1995. As part of this new agreement, the Multifiber Arrangement (MFA) under which textile and apparel trade had been controlled, will be phased out along with its import quotas over a 10-year period. Tariffs on imported textiles will be cut by 11.6 percent over 10 years. The Company estimates that the weighted average tariff on imported textile products of the type sold by the Company would be reduced by 8.8 percent over this period. Under the agreement, quotas on the least sensitive import products will be phased out over the first five years and quotas on the most sensitive import products will not be affected until the later part of the ten-year period.

The WTO agreement contains some provisions which may have a favorable impact on the textile industry. An assembly rule of origin amendment makes it illegal for a non-WTO member country to assemble garments from pieces cut in a member country, and then export the garments as originating in the country where they were cut. Additionally, the agreement preserves the authority of the President of the United States to control imports from non-WTO countries such as Taiwan or China.

The Company believes that upgraded technology resulting in increased productivity and lower costs will enable it to compete in a global market.

The Company's primary raw material is cotton. As a commodity, cotton is traded on established markets and periodically experiences price fluctuations. The Company monitors the cotton market and buys its cotton from brokers. The Company has not had and does not anticipate any material difficulty in obtaining cotton.

As a result of increased world demand, higher cotton prices are expected throughout the current fiscal year. The Company generally attempts to pass these increased cotton prices along to its customers in the form of price increases for its products to the extent market conditions permit. However, through the third quarter, raw material prices have increased faster than the prices received for finished products.

In order to assure a continuous supply of cotton, the Company enters into cotton purchase contracts for several months in advance of delivery which either provide for (1) fixed quantities to be purchased as a pre-determined price, or (2) fixed quantities to be purchased at a price to be determined (at a later date). When the Company sells its product to its customers, the cost of cotton under existing cotton purchase contracts is taken into account in calculating the price for the Company's product. The Company generally attempts to match product sales contracts with fixed price cotton purchase contracts and uses market price cotton contracts to anticipate future needs and subsequent product sales contracts. Accordingly, fluctuations in the market value of cotton do not generally affect the pricing or profitability of existing sales contracts, but would affect subsequent sales contracts. To the extent prices are sometimes fixed in advance of shipment, the Company may benefit from its investment in cotton, to the extent prices thereafter rise, or suffer losses, to the extent prices thereafter fall.


LIQUIDITY AND CAPITAL RESOURCES

At April 1, 1995, working capital was $70,039,557 as compared to $65,786,493 at April 2, 1994. The ratio of Current Assets to Current Liabilities was 4.56:1 at April 1, 1995 and 4.33:1 at April 2, 1994.

Cash provided by operating activities amounted to $15,846,917 for the most recent nine months. Cash provided by operating activities was the principal source of funds for this nine-month period.

The Company's primary use of funds during the first nine months of fiscal year 1995 was $12,062,278 in purchases of property, plant and equipment. For the first nine months of last fiscal year, the Company invested $18,216,249 in purchases of property, plant and equipment. Plans are underway to invest in additional equipment in order to increase denim production by twenty per cent by the second quarter of next fiscal year. To finance the expansion of the denim production, the Company on April 5, 1995 entered into an agreement with the Development Authority of Pike County, Georgia to issue $3,700,000 in Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds. Interest on these bonds will be paid quarterly beginning July 1, 1995. The maturity date of the bond issue is April 2005.

During the second quarter of this fiscal year, the Company revised and expanded its revolving credit agreement which provides for unsecured borrowings up to $24,000,000. At April 1, 1995, an additional $5,500,000 was available under this agreement.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         (a) As of April 1, 1995, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not Pbelieved to be material to the Company.

         (b)      Not applicable

ITEM 2.  CHANGE IN SECURITIES

         (a)      (b)     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)      (b)     Not applicable.


ITEM 4.  OTHER INFORMATION

         Not applicable.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  13.1    Quarterly Report to Shareholders dated April 1, 1995.

                  27.0    Financial Data Schedule (for SEC purposes only)

         (b) The Company did not file any reports on Form 8-K during the three months ended April 1, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Thomaston Mills, Inc.



                                        Neil H. Hightower
                                        -----------------------------
                                        Neil H. Hightower
                                        President and Chief
Date:    May 9, 1995                    Executive Officer
         ---------------




                                        Rosser R. Raines
                                        -----------------------------
                                        Rosser R. Raines
                                        Treasurer-Principal Financial
Date:    May 9, 1995                    Officer
         ---------------