Form 10-K405
period 1995-07-01
THOMASTON MILLS INC
filed 1995-09-29
CIK 97931

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           -----------------------

                                  FORM 10-K
(Mark One)
/X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended July 1, 1995

                                     OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the transition period from             to

                         Commission File No. 0-1915

                            THOMASTON MILLS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Georgia                                      58-0460470
------------------------------                   --------------------
State or other jurisdiction of                     (I.R.S. employer
Incorporation or organization)                    identification no.)

     115 East Main Street
      Thomaston, Georgia                                 30286
------------------------------                   --------------------
    (Address of principal                               (Zip Code)
      executive offices)

Registrant's telephone number, including area code: (706) 647-7131 Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

                  Class A Common Stock, Par Value $1 Per Share
                  --------------------------------------------
                                (Title of Class)

                  Class B Common Stock, Par Value $1 Per Share
                  --------------------------------------------
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---       ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 19, 1995: Class B Common Stock, $1 Par Value - $9,177,982 based upon the average bid and ask price of such stock on September 18, 1995, excluding Class B Common Stock owned by officers and directors, some of whom may be held not to be affiliates.

    The number of shares outstanding (excluding treasury shares) of each of the registrant's classes of common stock as of September 19, 1995:

                    Class                              Number of Shares
                    -----                              ----------------
     Class A Common Stock, $1 Par Value                    4,906,830
     Class B Common Stock, $1 Par Value                    1,630,366

                      DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the proxy statement for the annual shareholders meeting to be held October 5, 1995, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Thomaston Mills, Inc. ("Thomaston Mills" or the "Company") is a diversified manufacturer and marketer of cotton, synthetic and blended textile products for the home furnishings, apparel fabrics and industrial products markets. The Company's home furnishings line includes coordinated sheets, pillowcases, comforters and related accessories which are marketed under the Thomaston (R) label primarily through value-based retailers, as well as fabrics which are sold to other manufacturers of home furnishings. The Company's apparel fabrics line includes dyed and finished woven fabrics, such as regular and stretch denim, in a variety of colors and washes which are sold to apparel manufacturers. The Company's industrial products line includes cotton and blended yarn for athletic hosiery and other circular knit manufacturers, and both yarn and fabric for manufacturers of industrial belting and hoses. The Company's home furnishings, apparel fabrics and industrial products lines accounted for 46%, 39% and 15%, respectively, of fiscal 1995 net sales.

         Thomaston Mills has made significant capital investments to modernize its manufacturing facilities and to position itself as a low cost provider of textile products in selected markets. The Company has focused on textile products which have high value-added manufacturing characteristics, allow the Company to generate improved gross margins and are less labor intensive and therefore less vulnerable to foreign competition. The Company has reduced its historical emphasis on its industrial products line and increased its resource allocation to products in the home furnishings and sales yarn markets. The Company's investments in technologically advanced equipment have enabled it to enhance the quality of its products and increase its manufacturing flexibility and cost efficiency. The Company has maintained a strong equity base and a low level of debt as compared to many of its competitors that has provided it with the financial resources to support continued expansion of its business. The Company's strategic positioning has resulted in significant revenue growth from approximately $187 million in fiscal 1988 to approximately $276 million in fiscal 1995. Net sales per employee have increased from $76,057 in fiscal 1988 to $114,205 in fiscal 1995, which the Company believes is among the highest rates in the textile industry.

         Since fiscal 1986, the Company has invested over $145 million, or approximately 7% of annual net sales, to modernize its equipment. Management believes that Thomaston Mills has become one of the most technologically advanced textile manufacturers in the country. The Company intends to maintain its aggressive capital expenditure policy for the foreseeable future.

         The Company is a Georgia corporation which has been in the textile business continually since 1899. Headquartered in Thomaston, Georgia, the Company operates seven plants in or near Thomaston, with an aggregate area of approximately 3 million square feet. The Company markets its products domestically and internationally through sales offices in Thomaston, Georgia, New York, New York, Los Angeles, California and through international sales agents or distributors in Canada, Europe, the Middle East and Central and South America. The Company's executive offices are located at 115 East Main Street, P.O. Box 311, Thomaston, Georgia 30286 and its telephone number is (706) 647-7131.

STRATEGY

         Thomaston Mills intends to be the low cost producer in each of its selected markets. In recent years, the Company has focused its product development, marketing and manufacturing capabilities on producing value-added textile products for a broad range of end uses while reducing its emphasis on the production of labor-intensive products which are more vulnerable to foreign competition. The Company has particularly focused its product development on its home furnishings line in recognition of the growing fashion-consciousness of the American consumer. In this regard, the Company is building on its historical strength as a manufacturer of sheets and pillowcases by expanding its home furnishings line with the addition of products such as comforters and coordinated bedroom sets which have high value-added manufacturing characteristics and provide favorable gross margins. The Company's apparel fabrics line is benefiting from the increased fashion orientation of denim.
The Company balances this line by continuing to manufacture and finish other less fashion sensitive bottomweight fabrics, such as twill, for casual and career apparel. The Company has repositioned its industrial fabrics product line to emphasize sales of cotton and blended yarn to athletic hosiery and other circular knit manufacturers and to decrease its production of lower margin industrial fabrics.

         To become the low cost provider in its selected product lines, the Company has made substantial capital investments to modernize its facilities. Substantially all of these expenditures were invested in equipment designed to improve efficiency in the Company's spinning, weaving, finishing and sewing facilities. The capital expenditures have increased productivity substantially, thereby lowering the Company's labor expense as a component of total manufacturing costs and its vulnerability to import competition. The Company's sales per employee have increased from $76,057 in fiscal 1988 to $114,205 in fiscal 1995, which the Company believes is among the highest rates in the textile industry. In addition, modernization of the Company's facilities has improved the quality of the Company's yarns and fabrics, which has expanded the markets for the Company's products and reduced the amount of off-goods inventory which must be sold at lower margins.

         The Company has implemented flexible "Just in Time" and "Quick Response" manufacturing systems along with electronic data interchange (EDI) and cost control systems, which permit both faster order turnaround for its customers and better forecasting for the Company. The Company believes that its long term commitment to capital improvements, maintained despite the weak U.S. economy and adverse textile industry conditions which prevailed in the late 1980's through mid-1991, has enabled it to become one of the most technologically advanced and low cost manufacturers in the textile industry.

PRODUCTS AND MARKETS

         HOME FURNISHINGS. Thomaston Mills offers a complete line of muslin, percale and 200-count products for the bedroom, including fashion coordinated bedding sets and comforters marketed under the Thomaston(R) label, as well as home furnishings fabrics sold to other manufacturers of home furnishings. The home furnishings line represented 46% of net sales for fiscal 1995.

         The Company markets a coordinated line of products and accessories which, for any given pattern, may include comforters, sheets and pillowcases, pillow shams, bedskirts, duvets or comforter covers and window treatments. The Company offers these products in a wide variety of styles and patterns, from solid colors to fashion designs. These value-added products have a greater design sensitivity and fashion orientation and thus generally command higher prices than traditional white bedding products. The Company has enhanced its design capabilities through the expansion of its own design staff and through the use of licenses for proprietary designs. The Company has also expanded its product offerings to include packaged sets consisting of flat and fitted sheets, pillowcases and comforters with additional accessories available. These packaged sets offer convenience to consumers while providing higher sales and margins both to the Company and retailers. Packaged sets also help retailers avoid markdowns on unsold accessories.

         The Company believes that the comforter market represents an attractive opportunity to expand its home furnishings line. The Company began producing comforters in 1990, and, for fiscal 1995, sales of comforters and accessories accounted for 24% of the Home Furnishings line. A new facility to consolidate and expand the Company's comforter operations was completed and began operations in March 1994. See "---Manufacturing."

         As the Company has broadened and upgraded its line of muslin, percale and 200-count goods, the Company's principal customers have expanded from regional value-based retailers to include national value-based retailers. The Company is not a major supplier of products to high-end department stores which require significantly higher selling and administrative expenses per unit. The quality and prices of the Company's products are intended to allow its targeted retailers to achieve high margins while offering a significant value to customers.

         The markets for home furnishings fabrics have been affected by changing demographics associated with the maturing of consumers born between 1946 and 1964. As this generation has matured, product trends have evolved toward higher quality products with more diverse styling. The Company believes that the outlook for printed fabrics is favorable because these fabrics provide a high fashion appearance at affordable prices. Additionally, demand for U.S. styled home furnishings products has increased in international markets.

         APPAREL FABRICS. Thomaston Mills produces woven fabrics in a variety of finishes and blends which are sold to apparel manufacturers. The Company's apparel fabrics line represented 39% of net sales for fiscal 1995. The Company's principal apparel fabric product is indigo denim, including rigid and stretch varieties. Denims generally are dyed before the fabric is woven. The result is a fabric with variations in color that give denim its distinctive appearance. Fabric styling of denims, which the Company believes to be critical to this market, involves the creation of a wide array of fabric colors, shades and patterns in both traditional and innovative weaves. After weaving, fabrics are processed further in finishing and "washing" operations that produce different textures and other physical properties. The Company's modern and flexible manufacturing process allows it to produce a wide variety of denim styles and finishes, including stretch fabric and washed finishes.
The Company believes the quality of its denim products makes it less susceptible to price competition from foreign competitors.

         During fiscal 1995, an expansion was begun at the Company's Pike Division which will expand denim capacity by approximately 20% when completed in the second quarter of fiscal year 1996. See "---Manufacturing."

         The Company also manufactures and markets a variety of hunting, camping and outdoor recreational apparel products under the Company's proprietary RATTLERS(R) label. The Company has developed an innovative manufacturing process to produce snake-proof chaps which are well-known to outdoor enthusiasts. Products marketed under the RATTLERS(R) label are produced by the Company and others.

         The Company has directed the remainder of its apparel fabrics line toward heavier "bottomweight" fabrics such as twill and other value-added textiles that the Company believes are less susceptible to price pressure from foreign competition. The Company dyes and finishes twill fabric for casual and career apparel. The Company generally purchases fabric for these products from other manufacturers.

         INDUSTRIAL PRODUCTS. Thomaston Mills produces a variety of cotton and blended yarns and fabrics which are sold to athletic hosiery and other circular knit manufacturers for the production of apparel items such as athletic socks and T-shirts. The Company's industrial products line represented 15% of net sales for fiscal 1995. Historically, fabrics for industrial end uses were the largest component of the Company's sales within this product line. As a result of a substantial repositioning to focus on more profitable markets, sales yarns now account for approximately 80% of the sales in the industrial products line while the remainder consists of fabric and yarns for the manufacture of industrial belts and hoses. Thomaston Mills believes its reputation for quality gives it a competitive advantage in sales of cotton and blended yarn to the athletic hosiery market.

MANUFACTURING

         Thomaston Mills' seven plants are involved in virtually every major component of the textile manufacturing process, from spinning and weaving to dyeing, finishing and sewing. The Company's manufacturing strategy has been to reduce lead times, minimize inventory levels and maximize flexibility to respond to changing market conditions. The only major production function not currently performed by the Company is the printing of fabrics for its home furnishings line. The Company employs a number of outside printing sources to enhance design flexibility and to eliminate the fixed costs attendant to maintaining printing capability.

         FACILITIES. The Company's spinning and weaving operations are conducted at four of the Company's plants. At these facilities, raw material (cotton, synthetic or blend) is spun into yarn. Through the Company's capital expenditure program, the Company has installed advanced carding and open-end spinning machinery which produces quality yarns at higher speeds and requires fewer operators than ring spinning. The Company has phased out its use of ring spinning and is fully reliant on open-end and air jet spinning. The Company believes that it is among the leaders in the textile industry in the use of modern spinning technology.

         The Company's weaving operations are housed in three plants which contain approximately 650 weaving machines. Through its capital expenditure program, the Company has replaced its traditional shuttle looms such that 99% of its weaving capacity currently consists of rapier, air-jet and projectile weaving machines. These machines are less labor-intensive and weave fabric at higher speeds with fewer defects than do older weaving methods. In addition, these modern weaving machines have the capability to produce a variety of widths and weaves.

         Virtually all woven fabric made by the Company is either dyed, finished or printed from its unfinished or "greige" state. Finishing fabric involves applying special chemicals and/or resins to a fabric to give it certain properties, such as soil release, wrinkle-resistant or wash and wear. The Company's dyeing and finishing facilities include an indigo long-chain dyeing machine, a continuous dye range and several finishing ranges for dipping and heat-setting fabrics. While greige fabrics are woven by the Company based on projected sales, the Company dyes its products or has them printed generally according to specific customer purchase orders to allow the Company to respond to market demand. The Company has achieved operating efficiencies and improved inventory controls as a result. In addition, the Company purchases greige fabrics and finishes fabrics on a commission basis to achieve higher capacity utilization of its finishing facilities.

         The Company's sewing strategy has been to modernize its facilities in order to minimize production costs and cycle times while maximizing design flexibility and improving quality. The Company's fully automated sewing and computerized quilting machines offer several advantages over conventional machines, including faster speed, greater design flexibility, higher quality and lower production costs.

         In March 1994, the Company completed construction of a 242,000 square feet comforter and bedding accessory manufacturing and distribution facility which has expanded and consolidated the Company's comforter and bedding accessory product line. The new facility allows certain operations to be consolidated in a single plant and has resulted in significantly increased manufacturing and storage capacity. The Company expects that the automation of certain warehousing and distribution functions at this facility will enable it to improve physical control over inventories, reduce order fulfillment lead times, allow for enhanced levels of service and require fewer employees dedicated to handling and storage, resulting in cost savings to the Company.

         During fiscal 1995, an expansion was begun at the Company's Pike Division denim weaving facility. This expansion, consisting primarily of additional state of the art air-jet weaving machines, is expected to be completed by the second quarter of fiscal year 1996 and will result in an increase of approximately twenty percent in denim production capacity.

         QUALITY AND EFFICIENCY. Thomaston Mills believes that it is among the industry leaders in quality, particularly in denim weaving. The Company uses a number of methods to support its quality control, including classroom training of employees, statistical process quality control, computer-aided product testing from raw fiber to finished fabric and computer-aided manufacturing control systems.

         The Company also believes that it is an industry leader in customer service. The Company maintains constant communication between its marketing and manufacturing operations which allows it to be responsive to a customer's individual needs. The Company's plants employ computer monitoring and bar code scanning for product tracking. The Company also follows Just in Time manufacturing techniques to reduce in-process inventories, floor space requirements and order processing time. The Company emphasizes coordination with its customers through the industry's Quick Response delivery program. The Company also offers electronic data interchange (EDI) to its customers and suppliers. In addition, the Company maintains a fleet of trucks and trailers for rapid delivery to customers in the Southeast.

         RAW MATERIALS. The Company's primary raw material is cotton. As a commodity, cotton is traded on established markets and periodically experiences price fluctuations. The Company monitors the cotton market and buys its cotton from brokers. The Company has not had and does not anticipate any material difficulty in obtaining cotton.

         As a result of increased world demand, cotton prices have escalated throughout fiscal year 1995. The Company has attempted to pass these increased cotton prices along to its customers in the form of price increases for its products to the extent market conditions have permitted. However, during fiscal year 1995, raw material prices have increased faster than the prices received for finished products.

         In order to assure a continuous supply of cotton, the Company enters into cotton purchase contracts for several months in advance of delivery which either provide for (1) fixed quantities to be purchased at a pre-determined price, or (2) fixed quantities to be purchased at a price to be determined (at a later date). When the Company sells its product to its customers, the cost of cotton under existing cotton purchase contracts is taken into account in calculating the price for the Company's product. The Company generally attempts to match product sales contracts with fixed price cotton purchase contracts and uses market price cotton contracts to anticipate future needs and subsequent product sales contracts. Accordingly, fluctuations in the market value of cotton do not generally affect the pricing or profitability of existing sales contracts, but would affect subsequent sales contracts. To the extent prices are sometimes fixed in advance of shipment, the Company may benefit from its investment in cotton, to the extent prices thereafter rise, or incur increased cost, to the extent prices thereafter fall.

         The Company also purchases greige goods, synthetic fibers, dyes and chemicals. These raw materials have normally been available in adequate supplies through a number of suppliers.

SALES AND MARKETING

         Thomaston Mills markets its products through 38 sales representatives to approximately 2,250 active customers, with no one customer constituting over 7% of net sales in fiscal 1995. Domestic sales are made through the Company's principal sales office in Thomaston, Georgia and branch offices in New York, New York, and Los Angeles, California. International sales, which constituted 6% of net sales for fiscal 1995, are handled through the Thomaston office and commissioned sales agents and distributors in Canada, Europe, the Middle East and Central and South America.

         The Company maintains strict credit standards and closely monitors the financial condition of its customers. Since 1986, bad debt expense has averaged .14% of annual net sales. As a result of these policies and its market focus, the Company has not been adversely affected by the financial difficulties of several major retailers in recent years.

COMPETITION

         The domestic textile industry is highly competitive. No one firm dominates the United States market and many companies compete in limited segments of the textile market. In recent years, there has been a trend toward consolidation, financial leverage and capacity reduction in the United States textile industry. Textile competition is based in varying degrees on price, product styling and differentiation, flexibility, delivery time, quality and customer service. The importance of each of these factors depends upon the needs of particular customers and the particular product. While Thomaston Mills is one of the smaller companies in certain of its markets, the Company believes it competes effectively on all levels in each of its selected markets.

         Imports of foreign-make textile and apparel products are a significant source of competition for many sectors of the domestic textile industry. In December 1993, 117 countries reached an agreement under the General Agreement on Tariffs and Trade that would cover new areas of trade, further cut tariffs and strengthen multilateral free-trade rules by creating a World Trade Organization (WTO) as its successor. This agreement was ratified by the United States Congress and went into effect on July 1, 1995. As part of this new agreement, the Multifiber Arrangement (MFA) under which textile and apparel trade had been controlled, will be phased out along with its import quotas over a 10-year period. Tariffs on textiles will be cut by 11.6% over 10 years. A weighted average tariff for products sold by Thomaston Mills, if imported, would be cut by 8.8%. Under the agreement, quotas on the least sensitive import products will be phased out over the first five years and quotas on the most sensitive import products will not be affected until the latter part of the ten-year period.

         The WTO agreement contains some provisions which may have a favorable impact on the textile industry. An assembly rule of origin amendment makes it illegal for a non-WTO member country to assemble garments from pieces cut in a member country and then export the garments as originating in the country where they were cut. Additionally, the agreement preserves the authority of the President of the United States to control imports from non-WTO countries such as Taiwan or China.

         Although the WTO agreement may reduce the cost of certain imported textiles, the Company believes that upgraded technology resulting in increased productivity and lower costs will enable it to compete in a global market.

         The North American Free Trade Agreement ("NAFTA") has been approved by the United States, Canada and Mexico and became effective January 1, 1994. Import duties on fibers, yarns, textiles and clothing produced in Canada, Mexico or the United States and traded among those countries were either eliminated immediately or phased out over a ten-year period. This duty elimination applies only to textile and apparel goods made from yarn or fiber produced in Mexico, Canada or the United States. No assurance can be given regarding the ultimate effects of NAFTA; however the Company believes that NAFTA will have a positive effect on the U.S. textile industry.

         The Company has attempted to offset the negative impact of increased imports and the decline in apparel export sales by focusing on product lines and markets that are less vulnerable to import penetration. Capital expenditures and systems improvements have centered on strengthening product and market diversification strategies and on increasing productivity, lowering costs and improving quality.

BACKLOG

         The Company's order backlog increased 11.3% to $108.7 million as of July 1, 1995 as compared to $97.7 million as of July 2, 1994.

INVENTORIES

         Inventories at July 1, 1995 were $3,163,606 higher than at July 2, 1994. This increase, primarily in finished goods, was the result of fourth quarter fiscal year 1995 sales being less than projected. Total inventory turned 6.3 times on average in fiscal year 1995 as compared to 6.6 total inventory turns on average in fiscal year 1994.

         The Company has used the LIFO inventory accounting method since 1941 as a means of recognizing the effects of inflation on cost of goods sold. Through July 1, 1994 the Company accounted for the cotton, polyester, labor and overhead components of raw materials, work in process and finished goods inventories at the lower of cost, determined under the LIFO method of accounting, or market. Purchased cloth and yarn and certain supplies inventories were accounted for at the lower of cost, determined under the FIFO method of accounting, or market. Effective with the first day of fiscal year 1995, the Company changed to the LIFO method of accounting for purchased cloth and yarn. This change will result in better matching of revenues and expenses and will conform substantially all manufacturing inventories to the LIFO method. The cumulative effect of this change is not determinable.
The effect of this change on fiscal year 1995 was to decrease net income by approximately $550,000 ($.08 per share). In connection with this change, the Company conformed the manner of applying the LIFO method for its cotton and polyester inventories to the dollar value method. Management believes the effect of the change to the dollar value method was not significant.

INTELLECTUAL PROPERTY

         The Company owns a registered trademark containing the "Thomaston Mills" name and spinning wheel design, which it uses as its primary trademark. In addition, the Company holds various other trademarks and trade names, including Thomaston(R), RATTLERS(R) and American Mood(R) used in connection with its business and products, both domestically and internationally. License fees paid by the Company for the use of designs for home furnishings and apparel fabric products are insignificant in amount.

GOVERNMENT REGULATION

         The Company is subject to various federal, state and local environmental laws and regulations, which limit the discharge, storage, handling and disposal of a variety of substances, particularly the Clean Water Act, the Safe Drinking Water Act, the Clean Air Act, the Resource Conservation and Recovery Act of 1976 (including amendments relating to underground tanks), the Emergency Planning and Community Right-to-Know Act of 1986, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, all as amended. The Company cannot accurately predict at this time the impact of future emission standards and enforcement practices under the 1990 Clean Air Act Amendments or the new Stormwater Regulations under the Clean Water Act upon its operations or capital expenditure requirements.

         The Company's operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act and regulations thereunder which, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. The Company uses resins containing formaldehyde in processing some of its products. Although the Company does not use asbestos in the manufacture of its products, certain of its facilities contain asbestos insulation.

         The Company believes that it presently complies in all material respects with applicable environmental, health and safety laws and regulations and does not believe that future compliance with such existing laws or regulations will have a material adverse effect on its results of operations or financial condition.

EMPLOYEES

         As of July 1, 1995, the Company had approximately 2,421 full-time employees, all but 175 of whom are employed at the Company's manufacturing facilities. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth certain information regarding the executive officers of the Company:

         NAME                                AGE              POSITION
         ----                                ---              --------
Neil H. Hightower . . . . . . . . . . . . .  54    President, Chief Executive Officer and Director
George H. Hightower, Jr.  . . . . . . . . .  46    Executive Vice President - Sales and Director
H. Stewart Davis  . . . . . . . . . . . . .  52    Executive Vice President - Finishing and Director
John R. Carson  . . . . . . . . . . . . . .  60    Vice President - Consumer Product Sales
Charles F. Eichelberger . . . . . . . . . .  56    Vice President - Greige Manufacturing
James E. Franklin, Jr.  . . . . . . . . . .  51    Vice President - Industrial Sales
James F. Haygood  . . . . . . . . . . . . .  48    Vice President - Apparel Fabric Sales
W. Harrison Hightower, III  . . . . . . . .  59    Vice President - Administration
Jonathan O. Huff  . . . . . . . . . . . . .  54    Vice President - Finishing
Rosser R. Raines  . . . . . . . . . . . . .  57    Treasurer and Director
Daniel B. Tripp . . . . . . . . . . . . . .  43    Vice President - Human Resources and
                                                      Public Relations
Ronald W. VanHouten . . . . . . . . . . . .  47    Secretary

         The Board of Directors currently consists of twelve members. All of the directors hold their positions until the next succeeding annual meeting or until their successors are duly elected and qualified. Executive officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion. The Company has an Executive Committee which acts on behalf of the Company's Board of Directors during the intervals between the meetings of the full Board of Directors in accordance with the policies of the Company, its Articles of Incorporation and Bylaws and applicable law. Messrs. George H. Hightower, Neil H. Hightower and William H. Hightower, Jr. together comprise the Executive Committee.

         Mr. Neil H. Hightower has been with the Company for 30 years and has served as President and Chief Operating Officer since 1984, as President and Chief Executive Officer since 1986 and as a director since 1980.

         Mr. George Hightower, Jr. has been with the Company for 21 years and has served as Executive Vice President - Sales since 1986 and as a director since 1981. He is also a director of Thomaston Federal Savings Bank, Thomaston, Georgia.

         Mr. Davis has been with the Company for 31 years and has served as Executive Vice President - Finishing since 1986 and as a director since 1981.

         Mr. Carson has been with the Company for 33 years and has served as Vice President - Consumer Product Sales since 1976.

         Mr. Haygood has been with the Company 23 years and has served as Vice President - Apparel Fabrics Sales since June, 1995. He served as Manager - Apparel Fabric Sales from 1990 to 1995.

         Mr. Franklin has been with the Company 24 years and has served as Vice President - Industrial Sales since 1989. He served as Manager - Industrial Sales from 1984 to 1989.

         Mr. Eichelberger has been with the Company for 12 years and has served as Vice President - Greige Manufacturing since 1989. He served as Manager - Thomaston Division from 1983 to 1989.

         Mr. W. Harrison Hightower, III has been with the Company for 37 years and has served as Vice President - Administration since 1976.

         Mr. Huff has been with the Company for 21 years and has served as Vice President - Finishing since 1990. He served as Manager - Finishing Division from 1984 to 1990.

         Mr. Raines has been with the Company 33 years and has served as Treasurer since 1976 and as a director since 1993.

         Mr. Tripp has been with the Company for 17 years and has served as Vice President - Human Resources and Public Relations since 1991. He served as an Industrial Sales Representative from 1987 to 1991 and as Personnel Manager from 1978 to 1987.

         Mr. VanHouten has been with the Company for 23 years and has served as Secretary since 1992. He served as Assistant Secretary from 1990 to
1992 and Controller from 1987 to 1990.

         Members of the Hightower family have been involved with the Company since its founding in 1899. The family relationships existing among the current executive officers and directors are as follows: William H. Hightower, Jr. and George H. Hightower are brothers; Neil H. Hightower and W. Harrison Hightower, III, are the sons of William H. Hightower, Jr.; George H.
Hightower, Jr. is the son of George H. Hightower; H. Stewart Davis is the nephew of William H. Hightower, Jr. and George H. Hightower.

ITEM 2.  PROPERTIES

         Thomaston Mills owns seven manufacturing facilities located in or near Thomaston, Georgia with an aggregate area of approximately 3.0 million square feet. In addition, the Company owns buildings used for its executive offices and 1,300 acres of undeveloped property which is available for use by the Company. Management believes the properties are in generally good condition and suitable for the Company's purposes. All of the Company's manufacturing facilities have appropriate safety features such as sprinkler fire protection. The following table summarizes certain information regarding the Company's production facilities.

    NAME AND                    APPROXIMATE
    LOCATION                    SQUARE FEET                             USE
    --------                    -----------                             ---
    Thomaston Mill                  831,000             Greige mill in which baled raw cotton and
    Thomaston, Georgia                                  polyester are converted into spun yarn
                                                        and woven cloth.

    Finishing Plant                 793,000             Finishing plant for bleaching and dyeing
    Thomaston, Georgia                                  cloth and for sewing and warehousing.


    Peerless Mill                   524,000             Greige mill in which baled raw cotton and
    Thomaston, Georgia                                  polyester are converted in woven cloth.

    Northside Plant                  61,000             Sewing plant for fabricating cloth into
    Thomaston, Georgia                                  household and recreation products.

    Griffin Mill                    382,000             Yarn mill in which baled raw cotton and
    Griffin, Georgia                                    polyester are converted into yarn.

    Pike Plant                       65,000             Weaving plant for fabricating into woven
    Zebulon, Georgia                                    cloth.

    Lakeside Plant                  242,000             Sewing plant for fabricating cloth into
    Thomaston, Georgia                                  household products.

    The Company also leases sales offices in New York and Los Angeles, California and operates a retail outlet on property which it owns in Thomaston, Georgia.

ITEM 3.      LEGAL PROCEEDINGS

    As of September 18, 1995 there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's shareholders during the quarter ended July 1, 1995.

                                    PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             SHAREHOLDER MATTERS


    The high and low sales prices and cash dividends per share were as follows:


                                           COMMON STOCK PRICES                         CASH DIVIDENDS PER SHARE
                                  Class A                       Class B                 Class A      Class B
                             High           Low           High            Low
                             ----------------------------------------------------------------------------------
FISCAL 1994
First Quarter               $21.50         $18.25         $21.00         $18.50           $.065          $.065
Second Quarter              $20.00         $18.00         $20.50         $18.50           $.065          $.065
Third Quarter               $19.25         $15.00         $19.50         $15.00           $.065          $.065
Fourth Quarter              $20.50         $15.75         $19.00         $16.00           $.070          $.070

FISCAL 1995
First Quarter               $18.00         $15.50         $19.25         $15.50          $.0700         $.0700
Second Quarter              $17.00         $13.75         $16.50         $13.00          $.0700         $.0700
Third Quarter               $15.75         $12.00         $13.50         $12.00          $.0700         $.0700
Fourth Quarter              $14.25         $12.25         $15.00         $12.00          $.0725         $.0725



APPROXIMATE NUMBER OF SHAREHOLDERS OF RECORD
--------------------------------------------
Class A Common Stock   402
Class B Common Stock   357


Thomaston Mills Common Stock, Class A and Class B, is traded on the NASDAQ National Market System under ticker symbols TMST-A and TMST-B.

The Class A Common Stock is entitled to dividends equal to dividends on the Class B Common Stock.

ITEM 6.      SELECTED FINANCIAL DATA


FINANCIAL HIGHLIGHTS

                                                                                                  PERCENTAGE
                                                             1995                  1994             CHANGE
------------------------------------------------------------------------------------------------------------
OPERATIONS
Net Sales                                               $276,490,994          $279,479,091          (1.07)%
Net Income                                                 3,373,496            10,709,590         (68.50)
Net Income as a % of Sales                                      1.22%                 3.83%           --
Dividends                                                  1,845,764             1,733,361           6.48
Capital Expenditures                                      19,630,589            21,998,709         (10.76)
Depreciation and amortization                             14,926,793            12,551,490          18.92
Sales Per Employee                                           114,205               113,887           0.28
------------------------------------------------------------------------------------------------------------

YEAR-END STATUS
Working Capital                                           70,734,349            72,264,569          (2.12)
Property, Plant and Equipment-Net                         88,634,344            83,999,761           5.52
Long-Term Debt                                            44,813,075            39,494,775          13.47
Long-Term Capital Lease
   Obligations                                             1,297,340             1,751,962         (25.95)
Current Ratio                                                    4.1                   4.2            --
Shareholders' Equity                                     110,275,351           109,028,125           1.14
Number of Shareholders                                           402                   401            .25
Number of Employees                                            2,421                 2,454          (1.34)
------------------------------------------------------------------------------------------------------------

PER SHARE OF COMMON STOCK
Net Income                                                       .52                  1.63         (68.10)
Dividends                                                      .2825                  .265           6.60
Shareholders' Equity                                           16.88                 16.58           1.81
Weighted Average Shares Outstanding                        6,532,817             6,576,685           (.67)






ELEVEN-YEAR STATISTICAL SUMMARY


Thomaston Mills, Inc. and Subsidiary

Fiscal Years                                                  1995           1994         1993
-------------------------------------------------------------------------------------------------
OPERATIONS
Thousands of Dollars -- for the years ended
Net Sales                                                 $276,491       $279,479     $277,876
Income (Loss) before Income Taxes, Extraordinary Item
   and Cumulative Effect of Change in Accounting             5,333         17,437       25,668
Income Taxes (Benefit)                                       1,960          6,727       10,093
Income (Loss) before Extraordinary Item and Cumulative
   Effect of Change in Accounting                            3,373         10,710       15,575
Net Income (Loss)                                            3,373         10,710       15,575
Net Income (Loss) as Percentage of Net Sales                  1.22%          3.83%        5.61%
Cash Dividends                                               1,846          1,733        1,566
Depreciation and Amortization                               14,927         12,551       10,911
Capital Expenditures                                        19,631         21,999       20,348
-------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK*
Income (Loss) before Extraordinary Item and Cumulative
   Effect of Change in Accounting                         $    .52       $   1.63     $   2.37
Net Income (Loss)                                              .52           1.63         2.37
Cash Dividends                                               .2825           .265         .245
Working Capital                                              10.83          10.99         9.58
Shareholders' Equity                                         16.88          16.58        15.24
-------------------------------------------------------------------------------------------------
FINANCIAL CONDITION
Thousands of Dollars -- at End of Year
Total Assets                                              $186,323       $179,332     $155,591
Inventories at Replacement Cost                             52,294         46,825       44,195
Less LIFO Reserve                                          (12,628)       (10,323)     (10,072)
   Inventories at LIFO cost**                               39,666         36,502       34,123
Property, Plant and Equipment -- Net                        88,634         84,000       72,596
Working Capital                                             70,734         72,265       62,820
Long-Term Debt and Capital Lease Obligations                46,110         41,247       30,520
Shareholders' Equity                                       110,275        109,028       99,947
=================================================================================================

                                                                     1992        1991           1990       1989
---------------------------------------------------------------------------------------------------------------
OPERATIONS
Thousands of Dollars -- for the years ended
Net Sales                                                        $257,442    $201,538       $199,830   $184,658
Income (Loss) before Income Taxes, Extraordinary Item
   and Cumulative Effect of Change in Accounting                   22,191          15          9,826      4,353
Income Taxes (Benefit)                                              8,296           6          3,822      1,665
Income (Loss) before Extraordinary Item and Cumulative
   Effect of Change in Accounting                                  13,895           9          6,004      2,688
Net Income (Loss)                                                  13,895           9          6,004      3,653
Net Income (Loss) as Percentage of Net Sales                         5.40%        .00%          3.01%      1.98%
Cash Dividends                                                      1,403       1,373          1,350      1,255
Depreciation and Amortization                                       9,805       9,315          9,454      9,453
Capital Expenditures                                               16,384      12,386         15,167     15,012
---------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK*
Income (Loss) before Extraordinary Item and Cumulative
   Effect of Change in Accounting                                $   2.17    $    .00       $    .94   $    .42
Net Income (Loss)                                                    2.17         .00            .94        .57
Cash Dividends                                                       .225         .22           .215        .20
Working Capital                                                      8.69        6.78           6.46       6.84
Shareholders' Equity                                                13.07       11.25          11.37      10.89
---------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION
Thousands of Dollars -- at End of Year
Total Assets                                                     $140,411    $115,088       $108,431   $101,276
Inventories at Replacement Cost                                    39,696      31,355         36,858     30,760
Less LIFO Reserve                                                 (10,181)    (11,840)       (11,833)   (10,036)
   Inventories at LIFO cost**                                      29,515      19,515         25,025     20,724
Property, Plant and Equipment -- Net                               62,931      55,691         52,272     46,335
Working Capital                                                    55,657      42,887         41,503     42,893
Long-Term Debt and Capital Lease Obligations                       30,725      24,252         17,711     18,120
Shareholders' Equity                                               83,719      71,118         73,010     68,326
===============================================================================================================


                                                                    1988           1987            1986           1985
----------------------------------------------------------------------------------------------------------------------
OPERATIONS
Thousands of Dollars -- for the years ended
Net Sales                                                       $187,405       $171,384        $139,063       $132,495
Income (Loss) before Income Taxes, Extraordinary Item
   and Cumulative Effect of Change in Accounting                  16,853         22,294          (1,047)        (1,565)
Income Taxes (Benefit)                                             6,262         11,035              --         (1,403)
Income (Loss) before Extraordinary Item and Cumulative
   Effect of Change in Accounting                                 10,591         11,259          (1,047)          (162)
Net Income (Loss)                                                 10,591         12,542          (1,047)          (162)
Net Income (Loss) as Percentage of Net Sales                        5.65%          7.32%           (.75)%         (.12)%
Cash Dividends                                                     1,031            863             821            821
Depreciation and Amortization                                      8,568          7,624           7,238          6,713
Capital Expenditures                                              14,489          9,451           9,062          9,056
----------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK*
Income (Loss) before Extraordinary Item and Cumulative
   Effect of Change in Accounting                               $   1.66       $   1.72       $    (.16)      $   (.03)
Net Income (Loss)                                                   1.66           1.91            (.16)          (.03)
Cash Dividends                                                       .16            .13            .125           .125
Working Capital                                                     6.30           5.30            4.83           5.73
Shareholders' Equity                                               10.51           8.86            7.08           7.37
----------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION
Thousands of Dollars -- at End of Year
Total Assets                                                    $ 90,068       $ 83,105        $ 74,773       $ 76,735
Inventories at Replacement Cost                                   31,823         25,098          27,417         32,174
Less LIFO Reserve                                                (11,071)        (8,476)        (10,104)       (10,232)
   Inventories at LIFO cost**                                     20,752         16,622          17,313         21,942
Property, Plant and Equipment -- Net                              40,759         33,936          32,195         30,491
Working Capital                                                   39,472         34,830          31,746         37,631
Long-Term Debt and Capital Lease Obligations                      10,796          7,175          17,132         19,491
Shareholders' Equity                                              65,928         58,200          46,521         48,389
======================================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                 RESULTS OF OPERATIONS
                 ---------------------------------------------------------------
                 FISCAL YEAR 1995 COMPARED TO 1994 Sales of $276,490,994 for fiscal year 1995 were down 1.1% as compared to fiscal year
                 1994 sales of $279,479,091. Fewer units sold in the Company's Industrial Products area contributed to this sales decline. Although the product mix average sales value per unit of Industrial Products shipped increased 2.3%, this increase was offset by a 12.2% decline in units shipped. Overall units sold during fiscal year 1995 were 2.1% less than fiscal year 1994 while the product mix average sales value per unit only increased 1.1%.

                 Cost of goods sold increased to 90.3% of sales for 1995 as compared to 86.7% of sales in 1994. Cost of sales increased as a result of raw material price increases of 17.1% principally consisting of increases in the cost of cotton, a general wage increase implemented during first quarter fiscal year 1995 and lower capacity utilization due to lower overall units sold.

                 Increased cost of goods sold resulted in gross profit of 9.7% of sales for 1995 as compared to gross profit of 13.3% of sales for 1994.

                 Selling, general and administrative expenses were $18,847,382 or 6.8% of sales in fiscal year 1995 and $18,338,717 or 6.6% of sales in fiscal year 1994. The increase of $508,665 can be attributed to the general wage increase granted during first quarter and to increased fiscal year 1995 costs incurred in designing and advertising the Company's products.

                 Other income remained relatively constant in fiscal years 1995 and 1994 at $424,320 and $428,209 respectively.

                 Interest expense for 1995 increased $1,158,488 from $1,885,870 in fiscal 1994 to $3,044,358 in fiscal year 1995. This 61.4% increase is a result of interest costs that were capitalized in fiscal year 1994 associated with the new Lakeside comforter and accessory plant and increased borrowing in fiscal year 1995 under the Company's revolving credit agreement.

                 Income tax expense for fiscal year 1995 was 36.7% of taxable income compared to 38.6% of 1994 taxable income. This decrease can be attributed primarily to a lower tax rate on the graduated federal tax schedule. These percentages approximate the statutory income tax rate.


                 Net income for 1995 decreased 68.5% to $3,373,496 as compared to $10,709,590 for fiscal year 1994.

                 FISCAL YEAR 1994 COMPARED TO 1993 The Company's sales in the first three quarters of fiscal year 1994 were lower than sales in the first three quarters of fiscal year 1993; however, sales for fourth quarter 1994 were 20% ahead of fourth quarter 1993. This sales increase during the fourth quarter was the result of improved business conditions in the Company's various markets. For fiscal year 1994 (52 weeks), sales were $279,479,091, representing an increase of .6% over fiscal year 1993 (53 weeks) sales of $277,875,811. Overall units sold for the first three quarters of fiscal year 1994 were down 8.2% from units sold for the first three quarters of fiscal year 1993. Units sold in fourth quarter of fiscal year 1994 were 11.4% ahead of units sold in fourth quarter of fiscal year 1993.

                 Cost of goods sold was 86.7% of sales in 1994 as compared to 83.8% of sales in 1993. This increase in cost of goods sold can be attributed to higher raw material costs and lower capacity utilization. Reduced production schedules were implemented during the first nine months of the year in order to match sales levels.

                 Selling, general and administrative expenses as a percentage of sales were 6.6% in fiscal year 1994 and 6.4% in fiscal year 1993.

                 Other income remained relatively constant in fiscal years 1994 at $428,209 and $493,161 for 1993. Interest expense decreased 13.6% to $1,885,870 in fiscal year 1994 as compared to $2,182,432 in fiscal year 1993. Capitalized interest costs associated with the new Lakeside comforter and accessory plant accounted for virtually all of this decrease.

CONSOLIDATED BALANCE SHEETS


                 Income tax expense for fiscal year 1994 was 38.6% of taxable income compared to 39.3% of 1993 taxable income. Each of these percentages approximate the statutory income tax rate.

                 Net income for 1994 decreased 31.2% to $10,709,590 as compared to $15,574,986 for fiscal year 1993.

                 LIQUIDITY AND CAPITAL RESOURCES
                 ---------------------------------------------------------------
                 The Company continues to maintain a strong financial position. At July 1, 1995, working capital was $70,734,349 as compared to $72,264,569 at July 2, 1994. The ratio of current assets to current liabilities was 4.1:1 at July 1, 1995 and 4.2:1 at July 2, 1994.

                 Cash provided by operating activities was the principal source of funds for 1995. Cash provided by operating activities amounted to $21,471,335 for the fiscal year ended July 1, 1995.

                 The Company's primary use of funds during fiscal year 1995 was $19,630,589 in purchases of property, plant and equipment. During fiscal year 1994, the Company invested $21,998,709 in purchases of property, plant and equipment. Orders have been placed for additional equipment to increase denim production by approximately twenty percent by the second quarter of fiscal year 1996. To finance the expansion of the denim production, the Company on April 5, 1995 entered into an agreement with the Development Authority of Pike County, Georgia to issue $3,700,000 in Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds. Interest on these bonds will be paid quarterly beginning July 1, 1995. The maturity date of the bond issue is April 2005. At July 1, 1995, the Company had $3,567,859 in unexpended construction funds related to this bond issue.

                 During the second quarter of this fiscal year, the Company revised and expanded its revolving credit agreement which provides for unsecured borrowings of up to $24,000,000. At July 1, 1995, an additional $2,500,000 was available under this agreement.

                 The Company had capital expenditure commitments at July 1, 1995 for $7,844,000, primarily for machinery and equipment. The level of capital expenditures for fiscal year 1996 is expected to be comparable to fiscal year 1995. Management believes that cash provided by operating activities and the revolving credit agreement will be sufficient to finance capital requirements and operating needs of the Company for fiscal year 1996.

                 INVENTORIES
                 ---------------------------------------------------------------
                 Inventories at July 1, 1995 were $3,163,606 higher than at July 2, 1994. This increase, primarily in finished goods, was the result of fourth quarter fiscal year 1995 sales being less than projected. Total inventory turned 6.3 times on average in fiscal year 1995 as compared to 6.6 total inventory turns on average in fiscal year 1994.

                 Through July 1, 1994 the Company accounted for the cotton, polyester, labor and overhead components of raw materials, work in process and finished goods inventories at the lower of cost, determined under the LIFO method of accounting, or market. Purchased cloth and yarn and certain supplies inventories were accounted for at the lower of cost, determined under the FIFO method of accounting, or market. Effective with the first day of fiscal year 1995, the Company changed to the LIFO method of accounting for purchased cloth and yarn. This change will result in better matching of revenues and expenses and will conform substantially all manufacturing inventories to the LIFO method. The cumulative effect of this change is not determinable. The effect of this change on fiscal year 1995 was to decrease net income by approximately $550,000 ($.08 per share). In connection with this change, the Company conformed the manner of applying the LIFO method for its cotton and polyester inventories to the dollar value method. Management believes the effect of the change to the dollar value method was not significant.

CONSOLIDATED BALANCE SHEETS


                 RAW MATERIALS
                 ---------------------------------------------------------------
                 The Company's primary raw material is cotton. As a commodity, cotton is traded on established markets and periodically experiences price fluctuations. The Company monitors the cotton market and buys its cotton from brokers. The Company has not had and does not anticipate any material difficulty in obtaining cotton.

                 As a result of increased world demand, cotton prices have escalated throughout fiscal year 1995. The Company has attempted to pass these increased cotton prices along to its customers in the form of price increases for its products to the extent market conditions have permitted. However, during fiscal year 1995, raw material prices have increased faster than the prices received for finished products.

                 In order to assure a continuous supply of cotton, the Company enters into cotton purchase contracts for several months in advance of delivery which either provide for (1) fixed quantities to be purchased at a pre-determined price, or (2) fixed quantities to be purchased at a price to be determined (at a later date). When the Company sells its product to its customers, the cost of cotton under existing cotton purchase contracts is taken into account in calculating the price for the Company's product. The Company generally attempts to match product sales contracts with fixed price cotton purchase contracts and uses market price cotton contracts to anticipate future needs and subsequent product sales contracts. Accordingly, fluctuations in the market value of cotton do not generally affect the pricing or profitability of existing sales contracts, but would affect subsequent sales contracts. To the extent prices are sometimes fixed in advance of shipment, the Company may benefit from its investment in cotton, to the extent prices thereafter rise, or incur increased cost, to the extent prices thereafter fall.

                 GATT
                 ---------------------------------------------------------------
                 In December 1993, 117 countries reached an agreement under the General Agreement on Tariffs and Trade that would cover new areas of trade, further cut tariffs and strengthen multilateral free-trade rules by creating a World Trade Organization (WTO) as its successor. This agreement was ratified by the United States Congress and went into effect on July 1, 1995. As part of this new agreement, the Multifiber Arrangement (MFA) under which textile and apparel trade had been controlled, will be phased out along with its import quotas over a 10-year period. Tariffs on textiles will be cut by 11.6% over 10 years. A weighted average tariff for products sold by Thomaston Mills, if imported, would be cut by 8.8%. Under the agreement, quotas on the least sensitive import products will be phased out over the first five years and quotas on the most sensitive import products will not be affected until the latter part of the ten-year period.

                 The WTO agreement contains some provisions which may have a favorable impact on the textile industry. An assembly rule of origin amendment makes it illegal for a non-WTO member country to assemble garments from pieces cut in a member country and then export the garments as originating in the country where they were cut. Additionally, the agreement preserves the authority of the President of the United States to control imports from non-WTO countries such as Taiwan or China.

                 Although the WTO agreement may reduce the cost of certain imported textiles, the Company believes that upgraded technology resulting in increased productivity and lower costs will enable it to compete in a global market.

                 BACKLOG
                 ---------------------------------------------------------------
                 The Company's order backlog at July 1, 1995 was $108.7 million which represents an increase of 11.3% when compared to the backlog of $97.7 million at July 2, 1994.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

                                                                                JULY 1, 1995           JULY 2, 1994
                                                                                ------------           ------------
ASSETS                Current Assets:
                           Cash and cash equivalents                            $  1,543,579           $  1,109,975
                           Trade accounts receivable less allowance of
                                    $415,000 in 1995 and 1994                     50,924,234             56,157,445
                           Inventories -- Note 2                                  39,665,948             36,502,342
                           Deferred income taxes -- Note 5                           790,345                384,676
                           Prepaid expenses and other current assets                 400,896                528,369
                                                                                ------------           ------------

                                              Total Current Assets                93,325,002             94,682,807

                      Property, Plant and Equipment -- Note 3:
                           Land and improvements                                   5,855,924              5,390,734
                           Buildings and improvements                             36,866,661             36,139,916
                           Machinery and equipment                               172,555,857            155,070,662
                           Furniture and fixtures                                  8,509,831              8,534,482
                           Autos, trucks and tractors                              1,564,316              1,496,200
                                                                                ------------           ------------
                                                                                 225,352,589            206,631,994

                           Less allowances for depreciation                      136,718,245            122,632,233
                                                                                ------------           ------------
                                                                                  88,634,344             83,999,761
                      Unexpended Construction Funds -- Note 8                      3,567,859                     --
                      Other Assets                                                   795,886                649,774




                                                                                ------------           ------------
                                              Total Assets                      $186,323,091           $179,332,342
                                                                                ============           ============

                                                                                           JULY 1, 1995      JULY 2, 1994
LIABILITIES AND                 Current Liabilities:
SHAREHOLDERS' EQUITY
                                   Trade accounts payable                                  $ 14,214,081      $ 12,566,571
                                   Salaries and wages                                           435,015           456,883
                                   Withholding and payroll taxes                                629,133           671,208
                                   Federal and state income taxes                             1,130,997         1,760,307
                                   Local taxes                                                  699,409           717,912
                                   Accrued interest                                             313,747           214,192
                                   Other current liabilities                                  4,086,571         4,224,465
                                   Current portion of long-term debt                          1,081,700         1,806,700
                                                                                           ------------      ------------
                                                Total Current Liabilities                    22,590,653        22,418,238

                                Long-Term Debt, less current portion -- Note 3               44,813,075        39,494,775

                                Capital Lease Obligations, less current portion               1,297,340         1,751,962

                                Deferred Income Taxes -- Note 5                               7,233,107         6,571,130

                                Other Liabilities                                               113,565            68,112

                                Shareholders' Equity -- Notes 3 and 4:
                                   Class A Common Stock -- $1 par; 30,000,000
                                      shares authorized; 5,620,518 shares
                                      outstanding including 719,688 treasury
                                      shares in 1995 and 728,688 in 1994                      5,620,518         5,620,518
                                   Class B Common Stock -- $1 par; 10,000,000
                                      shares authorized; 1,873,506 shares
                                      outstanding including 243,143 treasury
                                      shares in 1995 and 222,140 in 1994                      1,873,506         1,873,506
                                   Additional paid-in capital                                 8,862,557         8,807,047

                                   Retained earnings                                         99,389,286        97,861,554
                                                                                           ------------      ------------
                                                                                            115,745,867       114,162,625
                                   Less treasury stock -- at cost                             5,470,516         5,134,500
                                                                                           ------------      ------------
                                                                                            110,275,351       109,028,125

                                Commitments -- Note 8


                                                Total Liabilities and Shareholders'
                                                                                           ------------      ------------
                                                  Equity                                   $186,323,091      $179,332,342
                                                                                           ------------      ------------




See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   CLASS A         CLASS B         ADDITIONAL
                                   COMMON          COMMON           PAID-IN         RETAINED       TREASURY
                                   STOCK           STOCK            CAPITAL         EARNINGS        STOCK           TOTAL
                                 ----------      ----------       ----------      -----------   ------------     ------------
Balance June 28, 1992            $5,620,518      $1,873,506       $6,087,811      $74,876,180    $(4,739,239)    $ 83,718,776
   Net income for
      the year                           --              --               --       15,574,986             --       15,574,986
   Cash dividends on
      common stock,
      $.2450 per share                   --              --               --       (1,565,841)            --       (1,565,841)
   Exercise of stock
      options, including
      tax effects                        --              --        2,650,529               --       (431,554)       2,218,975
                                 ----------      ----------       ----------      -----------   ------------     ------------
Balance July 3, 1993              5,620,518       1,873,506        8,738,340       88,885,325     (5,170,793)      99,946,896
   Net income for
      the year                           --              --               --       10,709,590             --       10,709,590
   Cash dividends on
      common stock,
      $.2650 per share                   --              --               --       (1,733,361)            --       (1,733,361)
   Exercise of stock
      options, including
      tax effects                        --              --           68,707               --         36,293          105,000
                                 ----------      ----------       ----------      -----------   ------------     ------------
Balance July 2, 1994              5,620,518       1,873,506        8,807,047       97,861,554     (5,134,500)     109,028,125
   Net income for
      the year                           --              --               --        3,373,496             --        3,373,496
   Cash dividends on
      common stock,
      $.2825 per share                   --              --               --       (1,845,764)            --       (1,845,764)
   Purchase of Class B
      common stock                       --              --               --               --       (391,875)        (391,875)
   Exercise of stock
      options, including
      tax effects                        --              --           55,510               --         55,859          111,369
                                 ----------      ----------       ----------      -----------   ------------     ------------
Balance July 1, 1995             $5,620,518      $1,873,506       $8,862,557      $99,389,286   $ (5,470,516)    $110,275,351
                                 ==========      ==========       ==========      ===========   ============     ============


See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

                                                       FIFTY-TWO WEEK         FIFTY-TWO WEEK        FIFTY-THREE WEEK
                                                        PERIOD ENDED           PERIOD ENDED           PERIOD ENDED
                                                        JULY 1, 1995           JULY 2, 1994           JULY 3, 1993
                                                       --------------         --------------        ----------------
             Net sales                                  $276,490,994           $279,479,091          $277,875,811
             Cost of sales                               249,690,536            242,245,990           232,783,675
                                                        ------------           ------------          ------------
             Gross profit                                 26,800,458             37,233,101            45,092,136
             Selling, administrative and
              general expenses                            18,847,382             18,338,717            17,734,879
                                                        ------------           ------------          ------------
             Operating income                              7,953,076             18,894,384            27,357,257
             Interest expense                              3,044,358              1,885,870             2,182,432
             Other income, net                               424,320                428,209               493,161
                                                        ------------           ------------          ------------
             Income before income taxes                    5,333,038             17,436,723            25,667,986
             Income taxes -- Note 5                        1,959,542              6,727,133            10,093,000
                                                        ------------           ------------          ------------
             Net income                                 $  3,373,496           $ 10,709,590          $ 15,574,986
                                                        ============           ============          ============
             Net income per common share                $        .52           $       1.63          $       2.37
                                                        ============           ============          ============



See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FIFTY-TWO WEEK    FIFTY-TWO WEEK      FIFTY-THREE WEEK
                                                                     PERIOD ENDED      PERIOD ENDED         PERIOD ENDED
                                                                     JULY 1, 1995      JULY 2, 1994         JULY 3, 1993
                                                                    --------------    --------------      ----------------
OPERATING ACTIVITIES       Net income                               $  3,373,496        $10,709,590          $15,574,986
                           Adjustments to reconcile net
                              income to net cash provided by
                              operating activities:
                                 Depreciation and amortization        14,926,793         12,551,490           10,910,519
                                 Gain on sale of property,
                                   plant and equipment                   (40,023)          (124,366)             (17,987)
                                 Provision for deferred income
                                   taxes                                 256,308            766,167              771,571
                                 Changes in operating assets and
                                   liabilities:
                                   Accounts receivable                 5,233,211        (10,191,189)            (505,261)
                                   Inventories                        (3,163,606)        (2,379,179)          (4,608,403)

                                   Prepaid expenses and other
                                      assets                             (18,639)           126,033             (267,539)
                                   Accounts payable                    1,647,510          2,103,012           (1,473,739)
                                   Accrued expenses                     (743,715)           909,844             (503,375)
                                                                    ------------        -----------          -----------
                                   NET CASH PROVIDED BY
                                      OPERATING ACTIVITIES            21,471,335         14,471,402           19,880,772
INVESTING ACTIVITIES       Purchases of property, plant and
                              equipment                              (19,630,589)       (23,960,535)         (20,578,270)
                           Less capital lease obligations incurred            --          1,961,826              230,307
                                                                    ------------        -----------          -----------
                           Cash for property, plant and equipment    (19,630,589)       (21,998,709)         (20,347,963)
                           Additions to unexpended construction
                              funds                                   (3,567,859)                --                   --
                           Proceeds from sales of property,
                              plant and equipment                        109,236            130,050               20,000
                                                                    ------------        -----------          -----------
                                   NET CASH USED IN
                                      INVESTING ACTIVITIES           (23,089,212)       (21,868,659)         (20,327,963)
FINANCING ACTIVITIES       Proceeds from revolving lines of
                              credit and long-term debt               15,200,000         14,961,826           22,230,307
                           Less capital lease obligations incurred            --         (1,961,826)            (230,307)
                                                                    ------------        -----------          -----------

                           Cash proceeds from borrowings              15,200,000         13,000,000           22,000,000
                           Principal payments on revolving
                              lines of credit, long-term debt
                              and capital lease obligations          (11,022,249)        (4,233,952)         (22,241,565)
                           Purchase of treasury stock                   (391,875)                --                   --
                           Exercise of stock options                     111,369            105,000            2,218,975
                           Cash dividends paid                        (1,845,764)        (1,733,361)          (1,565,841)
                                                                    ------------        -----------          -----------
                                   NET CASH PROVIDED
                                      BY FINANCING ACTIVITIES          2,051,481          7,137,687              411,569
                                                                    ------------        -----------          -----------
                                   INCREASE (DECREASE) IN CASH
                                      AND CASH EQUIVALENTS               433,604           (259,570)             (35,622)
                           Cash and cash equivalents at
                              beginning of period                      1,109,975          1,369,545            1,405,167
                                                                    ------------        -----------          -----------
                           Cash and cash equivalents at end
                              of period                             $  1,543,579        $ 1,109,975          $ 1,369,545
                                                                    ============        ===========          ===========




                               See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 1, 1995

                 NOTE 1  ACCOUNTING POLICIES
                 ---------------------------------------------------------------

                 INDUSTRY SEGMENT
                 The Company is a diversified manufacturer and marketer of cotton, synthetic and blended textile products for the home furnishings, apparel fabrics and industrial products markets.

                 PRINCIPLES OF CONSOLIDATION
                 The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

                 CASH EQUIVALENTS
                 The Company defines cash equivalents as all highly liquid investments with a maturity of three months or less when purchased.

                 ACCOUNTS RECEIVABLE
                 The Company manufactures and sells textile products to companies in diversified industries. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 45 days. Credit losses have been within management's expectations.

                 INVENTORIES
                 Inventories are stated at the lower of cost or market. With the exception of certain supplies, which are valued at the first-in, first-out (FIFO) method, inventory cost is determined using the last-in, first-out (LIFO) method. As discussed in Note 2, the Company changed its method of accounting for LIFOinventories in 1995.

                 PROPERTY, PLANT AND EQUIPMENT
                 Property, plant and equipment is stated on the basis of cost. Depreciation of property, plant and equipment is calculated over the estimated useful lives of the related assets principally using the straight-line method.

                 REVENUE RECOGNITION
                 In general, the Company recognizes revenue on product sales when the units are shipped.

                 NET INCOME PER COMMON SHARE
                 Net income per common share is based on the weighted average number of shares of common stock outstanding during each year and the potentially dilutive effect of the exercise of stock options. The number of shares used in computing net income per common share was 6,532,817 in 1995, 6,576,685 in 1994 and,
                 6,557,978 in 1993.

                 RECLASSIFICATION
                 Certain 1994 balances have been reclassified to conform with the 1995 classification.

                 NOTE 2  INVENTORIES
                 ---------------------------------------------------------------
                 Inventories consisted of the following:

                                                    JULY 1,                  JULY 2,
                                                     1995                     1994
                                                 ------------             ------------
                 Raw materials and supplies      $ 10,087,236             $  9,579,814
                 Work in process                   21,008,342               21,945,409
                 Finished goods                    21,198,049               15,300,583
                 LIFO reserve                     (12,627,679)             (10,323,464)
                                                 ------------             ------------
                                                 $ 39,665,948             $ 36,502,342
                                                 ============             ============

                 Through July 2, 1994 the Company accounted for the cotton, polyester, labor and overhead components of raw materials, work in process and finished goods at the lower of cost, determined under the LIFO method of accounting, or market. Purchased cloth and yarn and certain supplies inventories were accounted for at the lower of cost, determined under the FIFO method of accounting, or market. Effective July 3, 1994, the Company changed to the LIFO method of accounting for purchased cloth and yarn. This change will result in better matching of revenues and expenses and will conform substantially all manufacturing inventories to the LIFO method. The cumulative effect of this change is not determinable. The effect of this change was to decrease net income for 1995 by approximately $550,000 ($.08 per share). In connection with this change, the Company conformed the manner of applying the LIFO method for its cotton and polyester inventories to the dollar value method. Management believes the effect of this change was not significant.
                          A number of the Company's competitors use the FIFO
                 method of inventory valuation. Had the Company reported its LIFO inventories at values approximating current cost, as would have resulted from using the FIFO method; and had applicable tax rates in 1995, 1994 and 1993 been applied to changes in operations resulting therefrom; and had no other assumptions been made as to changes in operations, net income would have been approximately $4,834,000 ($.74 per share) in 1995; $10,864,000 ($1.65 per share) in 1994; and $15,509,000 ($2.36 per share) in 1993.

                 NOTE 3 LONG-TERM DEBT
                 ---------------------------------------------------------------
                 Long-term debt consisted of the following:

                                                                        JULY 1,            JULY 2,
                                                                         1995               1994
                                                                      -----------       -----------
                 Revolving credit agreement                           $21,500,000       $19,000,000
                 Long-term senior note payable in nine annual
                    principal payments of $1,666,667 beginning
                 December 16, 1996 with interest payments
                    due semi-annually at a rate of 7.94%               15,000,000        15,000,000
                 Long-term note payable in quarterly principal
                    payments of $195,425 through March 2001
                    with interest payments due quarterly at a
                    rate of 9.6%, collateralized                        4,494,775         5,276,475
                 Industrial revenue bonds payable in annual
                    principal payments of $300,000 in 1996
                    and 1997; $3,900,000 in 1998; and
                    $200,000 in 1999 and 2000 with floating
                    interest rates ranging up to 65% of the prime
                    interest rate, collateralized                       4,900,000         2,025,000
                                                                      -----------       -----------
                                                                       45,894,775        41,301,475
                 Less amounts due within one year                       1,081,700         1,806,700
                                                                      -----------       -----------
                                                                      $44,813,075       $39,494,775
                                                                      ===========       ===========


                 In October 1994, the Company amended its existing revolving credit agreement with a group of banks. The amended revolving credit agreement provides for unsecured borrowings of up to $24,000,000. At the Company's option, interest is payable quarterly at the prime interest rate, the London interbank offered rate (LIBOR) or the secondary certificate of deposit
                 (CD) rate plus an applicable margin ranging from .4375% to .6875% above the

                 LIBOR or secondary CD rate. The agreement also provides for a quarterly payment of an annual commitment fee ranging from .25% to .4375% of the average daily unused amount of the commitment. On October 31, 1998 or before, at the Company's option, these revolving credit notes may be converted to five-year notes, payable in quarterly installments with interest at the prime interest rate, LIBOR or the secondary CD rate plus an applicable margin ranging from .6874% to 1.1875% above the LIBOR or secondary CD rate. The quarterly installments call for principal payments on the basis of ten-year amortization with the balance due at the end of five years.
                       The industrial revenue bonds are collateralized by
                 property, plant and equipment with a net carrying value of approximately $5,890,000 at July 1, 1995. The various debt agreements contain various restrictions relating to, among other things, net working capital, debt to equity ratios, and maintenance of net worth of at least $50,000,000.
                       Maturities of long-term debt during the next five years,
                 excluding the revolving credit notes are $1,082,000 in 1996; $2,748,000 in 1997; $6,348,000 in 1998; $2,648,000 in 1999;
                 and $2,648,000 in 2000.
                       Cash payments for interest were $2,983,000, $2,327,000,
                 and $2,532,000 in 1995, 1994 and 1993, respectively. Interest capitalized was $38,000, $541,000 and $68,000 in 1995, 1994 and 1993, respectively.
                       The fair value of the Company's long-term debt is
                 estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Based on these analyses, the fair value of the Company's long-term debt does not significantly differ from its carrying value.

                 NOTE 4 SHAREHOLDERS' EQUITY
                 ---------------------------------------------------------------
                 PREFERRED STOCK
                 There are 600,000 authorized shares of Preferred Stock ($100 par value), none of which were outstanding at July 1, 1995.

                 COMMON STOCK
                 The Class A Common Stock does not have voting rights except to the extent required by law. The Class B Common Stock has full voting rights. Each share of Class A Common Stock is entitled to dividends at least equal to the per share dividends declared on the Class B Common Stock.

                 STOCK OPTIONS
                 The Company currently has four stock option plans which provide for the issuance of options to acquire 862,000 shares of Class A Common Stock and 396,600 shares of Class B Common Stock. Options awarded under these plans are granted at the market value at the date of grant and vest at a rate of 20% per year.

                 Further information relating to the option follows:

                                                            CLASS A COMMON STOCK       CLASS B COMMON STOCK
                                                          -----------------------     ----------------------
                                                                      PRICE RANGE                PRICE RANGE
                                                            SHARES     PER SHARE       SHARES     PER SHARE
                                                          --------    -----------     --------  ------------
                 Outstanding at June 28, 1992              354,314    $  6 - 10        141,600  $   6 - 10
                   Granted                                  24,000    $      16             --          --
                   Exercised                              (296,114)   $   6 - 9       (128,880) $   6 - 10
                                                          --------    ---------       --------  ----------
                 Outstanding at July 3, 1993                82,200    $  6 - 16         12,720  $   6 - 10
                   Exercised                                (9,000)   $  6 - 10         (1,000) $        6
                                                          --------    ---------       --------  ----------
                 Outstanding at July 2, 1994                73,200    $  6 - 16         11,720  $   6 - 10
                   Granted                                 200,000    $      17        120,000  $       18
                   Exercised                                (9,000)   $  6 - 10         (1,000) $        6
                                                          --------    ---------       --------  ----------
                 Outstanding at July 1, 1995               264,200    $  6 - 17        130,720  $   6 - 18
                                                          ========    =========       ========  ==========
                 Exercisable at July 1, 1995                94,600    $  6 - 17         34,720  $   6 - 18
                                                          ========    =========       ========  ==========

                 NOTE 5 INCOME TAXES
                 ---------------------------------------------------------------
                 Income tax expense consisted of the following:

                                                           1995                  1994              1993
                                                        ----------           ----------        -----------
                 Federal                                $1,619,490           $5,165,708        $ 8,207,000
                 State                                      83,744              795,258          1,114,000
                 Deferred                                  256,308              766,167            772,000
                                                        ----------           ----------        -----------
                                                        $1,959,542           $6,727,133        $10,093,000
                                                        ==========           ==========        ===========

                 Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                        JULY 1,                  JULY 2,
                                                                         1995                      1994
                                                                       ----------              -----------
                 Deferred tax liabilities:
                   Property, plant and
                     equipment                                         $7,460,578              $ 6,729,444
                   Inventory                                              445,770                  445,770
                                                                       ----------              -----------
                                                                        7,906,348                7,175,214
                 Deferred tax assets:
                   Employee and retiree
                     benefit accruals                                     597,652                  466,142
                   Alternative minimum tax                                511,643                       --
                   Inventory                                              185,298                  349,486
                   Bad debt allowances                                    161,850                  161,850
                   Other                                                    7,143                   11,282
                                                                        1,463,586                  988,760
                                                                       ----------              -----------
                 Net deferred tax liability                            $6,442,762              $ 6,186,454
                                                                       ==========              ===========


                 The reasons for the differences between total tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:


                                                           1995                  1994              1993
                                                        ----------           ----------        -----------
                 Tax at statutory rates                 $1,813,233           $6,102,852        $ 8,727,000
                 State income taxes, net of
                   Federal tax benefit                     111,600              673,444            807,000
                 Other items                                34,709              (49,163)           559,000
                                                        ----------           ----------        -----------
                                                        $1,959,542           $6,727,133        $10,093,000
                                                        ==========           ==========        ===========



                 Cash payments for income taxes were $2,310,000, $5,445,000 and $7,814,000 in 1995, 1994
                 and 1993, respectively. Refunds received were $-0-, $5,000 and $321,000 in 1995, 1994 and 1993, respectively.

                 NOTE 6 PENSION PLANS
                 ---------------------------------------------------------------
                 Thomaston Mills, Inc. has noncontributory defined benefit pension plans covering substantially all salaried and hourly employees. The benefits are based on years of service for the hourly plan and the employee's average earnings for the last five calendar years of employment for the salaried plan. The Company's funding policy is to contribute annually such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to the plans' members and to keep the plans actuarially sound. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

                      A summary of the components of net periodic pension cost
                 is as follows:

                                                             1995                1994                1993
                                                         -----------          -----------         ----------
                     Service cost -- benefits
                       earned during the period          $   739,000          $   791,000         $  698,000
                     Interest cost on projected
                       benefit obligation                  2,401,000            2,212,000          2,070,000
                     Actual loss (gain) on
                       plan assets                        (3,766,000)              31,000         (3,276,000)
                     Net amortization and deferral         1,686,000           (2,107,000)         1,422,000
                                                         -----------          -----------         ----------
                     Total pension expense               $ 1,060,000          $   927,000         $  914,000
                                                         ===========          ===========         ==========

                 Assumptions used in the accounting for the defined benefit plans were as follows:

                                                          1995                 1994               1993
                                                          ----                 ----               ----
                     Weighted-average discount rates      7.5%                 8.5%               7.5%
                     Rates of increase in
                       compensation levels                5.0%                 6.5%               5.5%
                     Expected long-term rate of return
                       on assets                          8.5%                 8.5%               8.5%

                 The following table sets forth the funded status and amounts recognized in the consolidated balance sheets for the Company's defined benefit pension plans:

                 PENSION PLAN NO. 1:

                                                                               JULY 1,            JULY 2,
                                                                                1995               1994
                                                                            -----------        -----------
                 Actuarial present value of benefit
                   obligations:
                     Vested benefit obligation                              $15,088,000        $11,124,000
                                                                            ===========        ===========
                     Accumulated benefit obligation                         $16,603,000        $12,305,000
                                                                            ===========        ===========
                     Projected benefit obligation                           $20,919,000        $17,530,000
                     Plan assets at fair value                               19,271,000         17,356,000
                                                                            -----------        -----------
                     Funded status - projected benefit
                       obligation in excess of plan assets                  $(1,648,000)       $  (174,000)
                                                                            ===========        ===========
                 Comprised of:
                     Accrued pension cost                                   $(1,770,000)       $(1,524,000)
                     Unrecognized net gain                                    1,693,000          1,414,000
                     Unrecognized net transition obligation                    (573,000)          (650,000)
                     Unrecognized prior service cost                           (998,000)           586,000
                                                                            -----------        -----------
                                                                            $(1,648,000)       $  (174,000)
                                                                            ===========        ===========


                PENSION PLAN NO. 2:

                                                                              JULY 1,           JULY 2,
                                                                               1995              1994
                                                                           -----------        -----------
                Actuarial present value of benefit
                  obligations:
                    Vested benefit obligation                              $10,499,000        $10,235,000
                                                                           ===========        ===========
                    Accumulated benefit obligation                         $10,981,000        $10,740,000
                                                                           ===========        ===========
                    Projected benefit obligation                           $10,981,000        $10,740,000
                    Plan assets at fair value                               10,716,000          9,698,000
                                                                           -----------        -----------
                    Funded status - projected benefit
                      obligation in excess of plan assets                  $  (265,000)       $(1,042,000)
                                                                           ===========        ===========
                Comprised of:
                    Prepaid pension cost                                     1,483,000        $ 1,469,000
                    Unrecognized net loss                                   (1,623,000)          (731,000)
                    Unrecognized prior service cost                           (680,000)        (2,415,000)
                    Unrecognized net asset                                     555,000            635,000
                                                                           -----------        -----------
                                                                           $  (265,000)       $(1,042,000)
                                                                           ===========        ===========

                 Substantially all of the plans' assets at July 1, 1995 are invested in corporate and governmental bonds, common stocks, commingled trust investment funds and temporary investments. Assets of the plans included approximately $1,500,000 and $2,090,000 of Thomaston Mills, Inc. Class A Common Stock and Class B Common Stock at July 1, 1995 and July 2, 1994, respectively.

                 NOTE 7 OTHER POSTRETIREMENT BENEFITS
                 ---------------------------------------------------------------
                 The Company offers a limited number of postretirement benefits, primarily health care, to early retirees, who have satisfied certain minimum service requirements. Statement of Financial Accounting Standards No. 106, which requires accrual accounting for postretirement benefits, was adopted in 1993, and the Company has elected to recognize the transition obligation of such adoption over a period of twenty years.

                 The following table presents the plans' funded status reconciled with amounts recognized in the Company's balance sheet.

                 Accumulated postretirement benefit obligation:

                                                                               JULY 1,            JULY 2,
                                                                                1995               1994
                                                                            -----------        -----------
                 Retirees                                                   $   725,000        $   740,000
                 Fully eligible active plan participants                        233,000            488,000
                 Other active plan participants                               1,016,000          1,289,000
                                                                            -----------        -----------
                 Accumulated postretirement benefit obligation                1,974,000          2,517,000
                 Unrecognized net gain                                          895,000            420,000
                 Unrecognized transition asset                               (2,418,000)        (2,560,000)
                                                                            -----------        -----------
                 Accrued postretirement benefit cost                        $   451,000        $   377,000
                                                                            ===========        ===========

                 Net periodic postretirement benefit cost for 1995, 1994 and 1993 includes the following components:

                                                            1995                 1994               1993
                                                          --------             --------           --------
                 Service cost attributed to
                   service during the year                $ 93,000             $127,000           $189,000
                 Amortization of accumulated
                   postretirement benefit obligation       142,000              142,000            142,000
                 Interest cost on accumulated
                   postretirement benefit obligation       157,000              186,000            245,000
                 Net amortization and deferral             (78,000)             (31,000)                --
                                                          --------             --------           --------
                 Net periodic postretirement
                   benefit cost                           $314,000             $424,000           $576,000
                                                          ========             ========           ========

                 Actuarial assumptions used in determining the accumulated postretirement benefit obligation include a discount rate of 7.5%, 8.5% and 7.5% for 1995, 1994 and 1993, respectively.

                 The health care cost trend rate assumption for 1996 is 7%, decreasing to 6% in 1997 and remaining at that level thereafter. These trend rates reflect the Company's prior experience and management's expectation of future rates. Changing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit obligation as of July 1, 1995 by approximately $151,000 and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1995 by approximately $24,000.

                 NOTE 8 COMMITMENTS
                 ---------------------------------------------------------------
                 At July 1, 1995, the Company had commitments for the purchase of machinery and equipment amounting to approximately $7,844,000.

                 The Company received $3,700,000 from industrial revenue bonds to finance the construction of property. At July 1, 1995, $3,568,000 of the funds had not been expended.

                 NOTE 9 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                 ---------------------------------------------------------------
                 The Company's unaudited quarterly results of operations for the years ended July 1, 1995 and July 2, 1994 are as follows (in thousands, except per share data):

                                                                   QUARTER ENDED
                                              ------------------------------------------------------------
                                              JULY 1,        APRIL 1,          DECEMBER 31,     OCTOBER 1,
                                               1995            1995                1994            1994
                                              -------        --------          ------------     ----------
                 Net sales                    $74,594         $66,290            $67,051          $68,556
                 Gross profit                   7,921           7,449              5,423            6,007
                 Net income                     1,713           1,110                 98              452
                 Net income per share             .26             .17                .02              .07

                                                                   QUARTER ENDED
                                              -------------------------------------------------------------
                                              JULY 2,         APRIL 2,          JANUARY 1,       OCTOBER 2,
                                               1994            1994               1994             1993
                                              -------         -------           ----------       ----------
                 Net sales                    $85,421         $66,780            $61,675          $65,603
                 Gross profit                  12,009           7,917              8,159            9,148
                 Net income                     4,309           1,775              2,105            2,521
                 Net income per share             .66             .27                .32              .38

                 Adjustments made in the fourth quarter of 1995 decreased net income by approximately $212,000 ($.03 per share) and in the fourth quarter of 1994 increased net income by approximately $971,000 ($.15 per share). These adjustments related primarily to differences between actual and standard cost used in determining inventory relief and cost of sales during the year.

REPORT OF INDEPENDENT AUDITORS

                 BOARD OF DIRECTORS
                 ---------------------------------------------------------------
                 We have audited the accompanying consolidated balance sheets of Thomaston Mills, Inc. and subsidiary as of July 1, 1995 and July 2, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended July 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
                          We conducted our audits in accordance with generally
                 accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
                          In our opinion, the financial statements referred to
                 above present fairly, in all material respects, the consolidated financial position of Thomaston Mills, Inc. and subsidiary at July 1, 1995 and July 2, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 1, 1995, in conformity with generally accepted accounting principles.
                          As discussed in the notes to the financial
                 statements, effective July 3, 1994, the Company changed its method of accounting for certain inventories from FIFO to LIFO.

                                                        ERNST & YOUNG LLP


Atlanta, Georgia
August 11, 1995

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors of the Company and compliance with
Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to pages 5 thru 7 of the registrant's definitive proxy statement for the Annual Meeting of Shareholders on October 5, 1995. See also Part I above with respect to information regarding executive officers of the registrant. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 11.     EXECUTIVE COMPENSATION

    Information regarding executive compensation on pages 8 thru 11 of the definitive proxy statement for the Annual Meeting of Shareholders on October 5, 1995 is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

    Information regarding beneficial ownership shown on pages 2 thru 6 of the definitive proxy statement for the Annual Meeting of Shareholders on October 5, 1995, is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Information regarding transactions between the Company and directors, officers and owners on page 13 of the definitive proxy statement for the Annual Meeting of Shareholders on October 5, 1995, is incorporated herein by reference.

(b) Director, C. Ronald Barfield, is a partner in the law firm Adams, Barfield, Dunaway & Hankinson, which provides legal services to the Company.

(c) Director, Dom H. Wyant, is of counsel to the law firm Jones, Day, Reavis and Pogue, which provides legal services to the Company.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON
             FORM 8-K

(a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.
    (3)      Listing of Exhibits

             EXHIBIT NO.                                     DESCRIPTION OF DOCUMENT
             -----------                                     -----------------------
                 3.0            Articles of Incorporation, incorporated by reference to Exhibit 3.0 of Registrant's
                                Annual Report on Form 10-K for the fiscal year ended June 29, 1991 (the "1991 10-K").
                 3.1            Bylaws Incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on Form
                                10-K for the year ended July 3, 1993 (the "1993 10-K").
               *10.0            Thomaston Mills, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the 1991 10-K.
               *10.1            Thomaston Mills, Inc. Amended and Restated 1989 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the 1991 10-K.
               *10.3            Thomaston Mills, Inc. Retirement Plan No. 1 effective as of July 1, 1987, incorporated by reference to Exhibit 10.5 of the 1992 Registrant's Annual Report on Form 10-K for the
                                year ended June 27, 1992 (the "1992 10-K").
               *10.4            Thomaston Mills, Inc. Retirement Plan No. 2 effective as of July 1, 1987, incorporated by reference to Exhibit 10.6 of the 1992 10-K.
               *10.5            Thomaston Mills, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.7 of the 1992 10-K.
               *10.7            Thomaston Mills, Inc. 1994 Stock Option Plan, incorporated by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended July 2, 1994 (the
                                "1994 10-K").
               *10.8            Thomaston Mills, Inc. Executive Compensation Continuation Agreement, incorporated by reference to Exhibit 10.8 of the 1994 10-K.


                11.0            Statement regarding computation of earnings per share.
                21.0            Subsidiary of the Company.
                23.0            Consent of Independent Auditors.
                ----

                * Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto pursuant to Item 14(e) of Form 10-K.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal 1995 - none.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedule - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THOMASTON MILLS, INC.


                                        /s/ Neil H. Hightower
Date:   September 28, 1995              --------------------------------------
                                        Neil H. Hightower
                                        President, Chief Executive Officer and
                                        Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/ Rosser R. Raines                                   /s/ H. Stewart Davis
---------------------------------------                ---------------------------------
Rosser R. Raines                                       H. Stewart Davis
Treasurer, Principal Financial Officer,                Executive Vice President and
Chief Accounting Officer, and Director                 Director
Date:  September 28, 1995                              Date:  September 28, 1995


/s/ George H. Hightower, Jr.                           /s/ George H. Hightower
---------------------------------------                ---------------------------------
George H. Hightower, Jr.                               George H. Hightower
Executive Vice President and                           Director
Director                                               Date:  September 28, 1995
Date:  September 28, 1995



/s/ William H. Hightower, Jr.                          /s/ C. Ronald Barfield
----------------------------------------               ---------------------------------
William H. Hightower, Jr.                              C. Ronald Barfield
Director                                               Director
Date:  September 28, 1995                              Date:  September 28, 1995


                           ANNUAL REPORT ON FORM 10-K

                           ITEM 14(a)(1), (2) AND (d)

                                      AND

             INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULE

                          FINANCIAL STATEMENT SCHEDULE

                            YEAR ENDED JULY 1, 1995

                      THOMASTON MILLS, INC. AND SUBSIDIARY

                               THOMASTON, GEORGIA

                       FORM 10-K - ITEM 14(a)(1) AND (2)
                      THOMASTON MILLS, INC. AND SUBSIDIARY
         INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    The following consolidated financial staements and notes thereto of Thomaston Mills, Inc. and subsidiary are included in Item 8:

    Consolidated Balance Sheets - July 1, 1995 and July 2, 1994

    Consolidated Statements of Shareholders' Equity - fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993.

    Consolidated Statements of Income - fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993.

    Consolidated Statements of Cash Flows - fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993.

    Notes to Consolidated Financial Statements - July 1, 1995.

    Report of Independent Auditors.

    The following consolidated financial schedule of Thomaston Mills, Inc. and subsidiary is included in Item 14(d):

    Schedule II - Valuation and Qualifying Accounts.

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      THOMASTON MILLS, INC. AND SUBSIDIARY



-------------------------------------------------------------------------------------------------------------
          COL. A                     COL. B                   COL. C              COL. D          COL. E
-------------------------------------------------------------------------------------------------------------
                                                            ADDITIONS
-------------------------------------------------------------------------------------------------------------
                                                                      (2)
                                                       (1)        CHARGED TO
                                   BALANCE AT       CHARGED TO       OTHER
                                  BEGINNING OF      COSTS AND      ACCOUNTS-    DEDUCTIONS    BALANCE AT END
        DESCRIPTION                  PERIOD          EXPENSES      DESCRIBE      DESCRIBE       OF PERIOD
-------------------------------------------------------------------------------------------------------------
Period ended July 1, 1995:
  Allowance for doubtful accounts    $415,000        $ 28,586       $    --       $ 28,586       $415,000
Period ended July 2, 1994:
  Allowance for doubtful accounts    $490,000        $298,813       $    --       $373,813       $415,000
Period ended July 3, 1993:
  Allowance for doubtful accounts    $320,000        $580,061       $    --       $410,061       $490,000

Note: Amounts included in column D are accounts written off during the periods.