Form 10-Q
period 1995-09-30
THOMASTON MILLS INC
filed 1995-11-14
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                     20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995            Commission File No. 0-1915


                              THOMASTON MILLS, INC.
-------------------------------------------------------------------------------


        GEORGIA                                         58-0460470
------------------------------              ------------------------------------
(State or other jurisdiction of)            (I.R.S. Employer Identification No.)


          115 East Main Street, P.O. Box 311, Thomaston, Georgia 30286
-------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (706) 647-7131.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

Class A Common Stock $1 Par Value - 5,620,518 Shares including 713,688 Treasury Shares

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

                Condensed consolidated balance sheets -- September 30, 1995 and July 1, 1995.

                Condensed consolidated statements of income -- three months ended September 30, 1995 and three months ended October 1, 1994.

                Condensed consolidated statements of changes in cash flows -- three months ended September 30, 1995 and three months ended October 1, 1994.

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

Item 3.         Defaults upon Senior Securities

Item 4.         Submission of Matters to vote of Security Holders

Item 5.         Other information

Item 6.         Exhibits and Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

                     THOMASTON MILLS, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                           Sept. 30, 1995          July 1, 1995
                                                           --------------          ------------
ASSETS
CURRENT ASSETS
   Cash & cash equivalents                                $          1,328        $          1,544
   Accounts receivable, less allowance of
       $415 at both dates                                           47,751                  50,924
   Inventories--Note B                                              40,519                  39,666
   Prepaid expenses                                                  1,284                   1,191
                                                          ----------------        ----------------
          TOTAL CURRENT ASSETS                                      90,882                  93,325

PROPERTY, PLANT AND EQUIPMENT                                      229,005                 225,353
   Less allowances for depreciation                                140,899                 136,719
                                                          ----------------        ----------------
                                                                    88,106                  88,634
OTHER ASSETS                                                         2,186                   4,364
                                                          ----------------        ----------------
                                                          $        181,174        $        186,323
                                                          ================        ================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                       $         11,216        $         14,214
   Accrued liabilities                                               7,181                   6,164
   Federal and State income taxes                                      936                   1,131
   Current portion of long-term debt                                 1,536                   1,082
                                                          ----------------        ----------------
          TOTAL CURRENT LIABILITIES                                 20,869                  22,591

OBLIGATIONS UNDER CAPITAL LEASE -
   LESS CURRENT PORTION                                              1,188                   1,297

LONG-TERM DEBT                                                      41,317                  44,813

DEFERRED INCOME TAXES                                                7,233                   7,233

OTHER LIABILITIES                                                      131                     114

SHAREHOLDERS' EQUITY
   Class A Common Stock--5,620,518 shares
      outstanding including 713,688 treasury shares at
      Sept. 30, 1995 and 719,688 at July 1, 1995                     5,621                   5,621
   Class B Common Stock--1,873,506 shares
      outstanding including 243,140 treasury shares                  1,874                   1,874
   Additional paid-in capital                                        8,882                   8,862
   Retained earnings                                                99,495                  99,389
                                                          ----------------        ----------------
                                                                   115,872                 115,746

Less treasury stock - at cost                                        5,436                   5,471
                                                          ----------------        ----------------
                                                                   110,436                 110,275
                                                          ----------------        ----------------
                                                          $        181,174        $        186,323
                                                          ================        ================

NOTE: The Balance Sheet at July 1, 1995 has been derived from the Audited Financial Statements at that date. See Note to Condensed Financial Statements.

                     THOMASTON MILLS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands except Per Share Data)

                                       Three Months          Three Months
                                          Ended                 Ended
                                    September 30, 1995     October 1, 1994
                                    ------------------     ---------------
Net sales                             $     68,596          $    68,556
Cost of sales                               62,002               62,548
                                      ------------          -----------
                                             6,594                6,008

Selling, general
   and administrative expenses               5,083                4,665
                                      ------------          -----------
                                             1,511                1,343

Other income, net                              200                  117
                                      ------------          -----------
                                             1,711                1,460

Interest expense                               775                  723
                                      ------------          -----------

Income before
   income taxes                                936                  737

Provision for income taxes                     356                  284
                                      ------------          -----------

Net income                            $        580          $       453
                                      ============          ===========


AVERAGE NUMBER OF SHARES                 6,536,009            6,560,539

Data Per Share:

   Net income                         $     0.0900          $    0.0700

   Dividends paid                     $     0.0725          $    0.0700


                     THOMASTON MILLS, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)


                                                Three Months Ended               Three Months Ended
                                                September 30, 1995                 October 1, 1995
                                                ------------------               -------------------
OPERATING ACTIVITIES
Net Income                                        $         580                    $         453
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation and amortization                       4,180                            3,797
      Loss on sale of property, plant
      and equipment                                           0                                5
Changes in operating assets and
   liabilities:
      Accounts receivable                                 3,173                            8,504
      Inventories                                          (853)                          (6,213)
      Other assets                                         (131)                             (17)
      Accounts payable and accrued expenses              (1,704)                             356
                                                  -------------                    -------------

      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                5,245                            6,885

INVESTING ACTIVITIES
Purchases of property, plant and equipment               (3,653)                          (4,551)
Decrease in unexpended construction funds                 2,217                                0
                                                  -------------                    -------------

      NET CASH USED IN INVESTING
      ACTIVITIES                                         (1,436)                          (4,551)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit
   and long-term debt                                         0                            3,000
 Principal payments on revolving lines of credit,
   long-term debt and capital lease obligation           (3,605)                          (4,378)
Purchase of treasury stock                                    0                             (392)
Exercise of stock options                                    54                               61
Cash dividends paid                                        (474)                            (458)
                                                  -------------                    -------------

      NET CASH USED IN
      FINANCING ACTIVITIES                               (4,025)                          (2,167)
                                                  -------------                    -------------

      (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                     (216)                             167

Cash and cash equivalents at beginning
   of period                                               1544                            1,110
                                                  -------------                    -------------
Cash and cash equivalents at end
   of period                                      $        1328                    $       1,277
                                                  =============                    =============

THOMASTON MILLS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended June 29, 1996. Certain Fiscal 1995 balances have been reclassified to conform with the Fiscal 1996 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended July 1, 1995.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                                           (Dollars in Thousands)
                                 September 30, 1995       July 1, 1995
                                 ------------------       ------------
   Raw materials                 $          8,095         $    10,087
   Work in process                         22,910              21,008
   Finished products                       22,230              21,100
   LIFO reserve                           (12,716)            (12,628)
                                 ----------------         -----------
                                 $         40,519         $    39,666
                                 ================         ===========





Through July 2, 1994 the Company accounted for the cotton, polyester, labor and overhead components of raw materials, work in process and finished goods inventories at the lower of cost, determined under the LIFO method of accounting, or market. Purchased cloth and yarn and certain supplies inventories were accounted for at the lower of cost, determined under the FIFO method of accounting, or market. In the first quarter of Fiscal 1995, the Company changed to the LIFO method of accounting for purchased cloth and yarn. This change will result in better matching of revenues and expenses and will conform substantially all manufacturing inventories to the LIFO method. The cumulative effect of this change is not determinable. The effect of this change on first quarter 1995 was to decrease net income for the quarter by approximately $123,000 ($.02 per share). In connection with this change, the Company conformed the manner of applying the LIFO method for its cotton and polyester inventories to the dollar value method. Management believes the effect of the change to the dollar value method was not significant.

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the first fiscal quarter ended September 30, 1995, sales were flat as compared to sales for the first quarter last year. First quarter fiscal 1996 sales of $68,595,617 were only .1% ahead of sales of $68,555,747 for the first fiscal quarter last year. Slow markets in the Company's yarn and piece-dyed apparel areas resulted in a sales decline for these products while sales of denim and home-furnishing products remained steady or increased slightly. Although overall units sold during the quarter decreased 2.6%, this decrease was offset by an increase of 2.8% in the product mix average sales value per unit.

Cost of goods sold decreased to 90.4% of sales for first quarter fiscal 1996 as compared to 91.2% of sales in first quarter fiscal 1995. Increases in raw material prices and continued low capacity utilization were countered by more favorable differences between actual and standard cost of sales during the quarter.

Decreased cost of goods sold resulted in gross profit of $6,594,523 or 9.6% of sales for 1996 as compared to gross profit of $6,007,344 or 8.8% of sales for 1995.

Selling, general and administrative expenses were $5,083,171 or 7.4% of sales in first quarter fiscal 1996 and $4,664,831 or 6.8% of sales in first quarter fiscal 1995. The increase of $418,340 is primarily the result of increased costs incurred in designing and advertising the Company's products.

Other income increased from $116,902 in first quarter fiscal 1995 to $199,612 in 1996.

Interest expense increased $51,948 from $722,801 in first quarter fiscal 1995 to $774,749 in first quarter fiscal 1996. This 7.2% increase is the result of slightly higher interest rates associated with the Company's borrowings under its revolving credit agreement.

Income tax expense for first quarter fiscal year 1996 was 38.0% of taxable income compared to 38.6% of first quarter fiscal 1995 taxable income. This decrease can be attributed primarily to a lower tax rate on the graduated federal tax schedule. These percentages approximate the statutory income tax rate for the tax jurisdictions in which the Company operates.

Net income for first quarter fiscal 1996 increased 28.3% to $580,454 or $0.09 per share as compared to $452,281 or $0.07 per share for first quarter fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position. At September 30, 1995, working capital was $70,012,309 as compared to $69,930,136 at October 1, 1994. The ratio of current assets to current liabilities was 4.4:1 at September 30, 1995 and 4.1:1 at October 1, 1994.

Cash provided by operating activities was the principal source of funds for first quarter fiscal 1996. Cash provided by operating activities amounted to $5,245,178 for the first fiscal quarter ended September 30, 1995.

The Company's primary use of funds during first quarter fiscal year 1996 was $3,652,735 in purchases of property, plant and equipment, offset by a $2,216,574 decrease in unexpended construction funds, and $3,604,984 principal payments on revolving lines of credit, long-term debt and capital lease obligations.

During the latter part of fiscal year 1995, the Company placed orders for additional equipment to increase denim production by approximately twenty percent by the second quarter of fiscal year 1996. To finance the expansion of the denim production, the Company on April 5, 1995 entered into an agreement with the Development Authority of Pike County, Georgia to issue $3,700,000 in Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds. Interest on these bonds is paid quarterly. The maturity date of the bond issue is April 2005. At September 30, 1995, the Company had $1,351,285 in unexpended construction funds related to this bond issue.

During the second quarter of fiscal year 1995, the Company revised and expanded its revolving credit agreement which provided for unsecured borrowings of up to $24,000,000. At September 30, 1995, $5,500,000 was available under this agreement.

The Company had capital expenditure commitments at September 30, 1995 for $6.0 million, primarily for machinery and equipment. Management believes that cash provided by operating activities and the revolving credit agreement will be sufficient to finance capital requirements and operating needs of the Company for fiscal 1996.

INVENTORIES

Inventories at September 30, 1995 and October 1, 1994 were $40,519,427 and 42,715,884 respectively. Total inventory turns on an average annualized rate were 6.1 times for first fiscal quarter 1996 and 5.6 times for first fiscal quarter 1995.

Through July 2, 1994 the Company accounted for the cotton, polyester, labor and overhead components of raw materials, work in process and finished goods inventories at the lower of cost, determined under the LIFO method of accounting, or market. Purchased cloth and yarn and certain supplies inventories were accounted for at the lower of cost, determined under the FIFO method of accounting, or market. Effective with the first day of fiscal year 1995, the Company changed to the LIFO method of accounting for purchased cloth and yarn. This change will result in better matching of revenues and expenses and will conform substantially all manufacturing inventories to the LIFO method. The cumulative effect of this change is not determinable. The effect of this change on first fiscal quarter 1995 was to decrease net income by approximately $123,000 ($.02 per share). In connection with this change, the Company conformed the manner of applying the LIFO method for its cotton and polyester inventories to the dollar value method. Management believes the effect of the change to the dollar value method was not significant.

RAW MATERIALS

The Company's primary raw material is cotton. As a commodity, cotton is traded on established markets and periodically experiences price fluctuations. The Company monitors the cotton market and buys its cotton from brokers. The Company has not had and does not anticipate any material difficulty in obtaining cotton.

In order to assure a continuous supply of cotton, the Company enters into cotton purchase contracts for several months in advance of delivery which either provide for (1) fixed quantities to be purchased at a pre-determined price, or (2) fixed quantities to be purchased at a price to be determined (at a later date). When the Company sells its product to its customers, the cost of cotton under existing cotton purchase contracts is taken into account in calculating the price for the Company's product. The Company generally attempts to match product sales contracts with fixed price cotton purchase contracts and uses market price cotton contracts to anticipate future needs and subsequent product sales contracts. Accordingly, fluctuations in the market value of cotton do not generally affect the pricing or profitability of existing sales contracts, but would affect subsequent sales contracts. To the extent prices are sometimes fixed in advance of shipment, the Company may benefit from its cotton purchase contracts, to the extent prices thereafter rise, or incur increased cost, to the extent prices thereafter fall.

GATT

In December 1993, 117 countries reached an agreement under the General Agreement on Tariffs and Trade that would cover new areas of trade, further cut tariffs and strengthen multilateral free-trade rules by creating a World Trade Organization (WTO) as its successor. This agreement was ratified by the United States Congress and went into effect on July 1, 1995. As part of this new agreement, the Multifiber Arrangement (MFA) under which textile and apparel trade had been controlled, will be phased out along with its import quotas over a 10-year period. Tariffs on textiles will be cut by an average of 11.6% over 10 years. A weighted average tariff for products sold by Thomaston Mills, if imported, would be cut by 8.8%. Under the agreement, quotas on the least sensitive import products will be phased out over the first five years and quotas on the most sensitive import products will not be affected until the latter part of the ten-year period.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        (a) As of September 30, 1995, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

        (b)     Not applicable

ITEM 2. CHANGE IN SECURITIES

        (a)     (b)     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        (a)     (b)     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS

         (a)    (b)     (c)    (d)     Not applicable

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                13.1    Quarterly Report to Shareholders dated
                        September 30, 1995

                27.0    Financial Data Schedule (for SEC purposes only)

        (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Thomaston Mills, Inc.



                                               Neil H. Hightower
                                               ---------------------------------
                                               Neil H. Hightower
                                               President and Chief
Date:   November 14, 1995                      Executive Officer
        -----------------

                                               Rosser R. Raines
                                               ---------------------------------
                                               Rosser R. Raines
                                               Treasurer-Principal Financial
Date:   November 14, 1995                      Officer
        -----------------