Form 10-Q
period 1995-12-30
THOMASTON MILLS INC
filed 1996-02-15
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                     20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 30, 1995                  Commission File No. 0-1915



                             THOMASTON MILLS, INC.
--------------------------------------------------------------------------------

          GEORGIA                                      58-0460470
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         115 East Main Street, P.O. Box 311, Thomaston, Georgia  30286
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

Yes     X          No
   ------------      -----------

                                     INDEX
                      THOMASTON MILLS, INC. AND SUBSIDIARY



PART 1.           FINANCIAL INFORMATION
-------           ---------------------

Item 1.           Financial Statements (Unaudited)

                  Condensed consolidated balance sheets -- December 30, 1995 and July 1, 1995.

                  Condensed consolidated statements of operations -- three months ended December 30, 1995 and three months ended December 31, 1994;
                  and six months ended December 30, 1995 and six months ended
                  December 31, 1994.

                  Condensed consolidated statements of changes in cash flows -- six months ended December 30, 1995 and six months ended
                  December 31, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.          OTHER INFORMATION
--------          -----------------

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults upon Senior Securities

Item 4.           Submission of Matters to vote of Security Holders

Item 5.           Other information

Item 6.           Exhibits and Reports on Form 8-K



SIGNATURES
----------

PART 1 - FINANCIAL INFORMATION

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                       DEC. 30, 1995         July 1, 1995
                                                       -------------         ------------
ASSETS
CURRENT ASSETS
   Cash & cash equivalents                            $       1,380         $      1,544
   Accounts receivable, less allowance of
       $415 at both dates                                    39,197               50,924
   Inventories--Note B                                       44,736               39,666
   Other current assets                                       1,476                1,191
                                                      -------------         ------------
          TOTAL CURRENT ASSETS                               86,789               93,325

PROPERTY, PLANT AND EQUIPMENT                               224,452              225,353
   Less allowances for depreciation                         137,101              136,719
                                                      -------------         ------------
                                                             87,351               88,634
OTHER ASSETS                                                  1,385                4,364
                                                      -------------         ------------
                                                      $     175,525         $    186,323
                                                      =============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                   $       8,244         $     14,214
   Accrued liabilities                                        5,107                6,164
   Federal and State income taxes                                 0                1,131
   Current portion of long-term debt                          3,203                1,082
                                                      -------------         ------------
          TOTAL CURRENT LIABILITIES                          16,554               22,591

OBLIGATIONS UNDER CAPITAL LEASE -
   LESS CURRENT PORTION                                       1,075                1,297

LONG-TERM DEBT                                               41,455               44,813

DEFERRED INCOME TAXES                                         7,233                7,233

OTHER LIABILITIES                                               148                  114

SHAREHOLDERS' EQUITY
   Class A Common Stock--5,620,518 shares
      outstanding including 713,688 treasury shares at
      December 30, 1995 and 719,688 at July 1, 1995           5,621                5,621
   Class B Common Stock--1,873,506 shares
      outstanding including 243,140 treasury shares           1,874                1,874
   Additional paid-in capital                                 8,882                8,862
   Retained earnings                                         98,119               99,389
                                                      -------------         ------------
                                                            114,496              115,746

Less treasury stock - at cost                                 5,436                5,471
                                                      -------------         ------------
                                                            109,060              110,275
                                                      -------------         ------------
                                                      $     175,525         $    186,323
                                                      =============         ============

NOTE: The Balance Sheet at July 1, 1995 has been derived from the Audited Financial Statements at that date. See Note to Condensed Financial Statements.

                    THOMASTON MILLS, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands except Per Share Data)



                                         Three Months Ended              Six Months Ended
                                    DEC. 30, 1995  Dec. 31, 1994   DEC. 30, 1995  Dec. 31, 1994
                                    -------------  -------------   -------------  -------------
Net sales                             $   61,385    $   67,051      $   129,981    $  135,606
Cost of sales                             57,244        61,628          119,246       124,176
                                      ----------    ----------      -----------    ----------
                                           4,141         5,423           10,735        11,430

Selling, general
   and administrative expenses             4,918         4,645           10,001         9,310
                                      ----------    ----------      -----------    ----------
                                            (717)          778              734         2,120

Other income (expense)                       113           108              313           225
                                      ----------    ----------      -----------    ----------
                                            (664)          886            1,047         2,345

Interest expense                             791           726            1,566         1,449
                                      ----------    ----------      -----------    ----------
Income (loss) before
   income taxes                           (1,455)          160             (519)          896

Provision for income taxes
   (benefits)                               (553)           62             (197)          346
                                      ----------    ----------      -----------    ----------
Net income (loss)                     $     (902)   $       98      $      (322)   $      550
                                      ==========    ==========      ===========    ==========



AVERAGE NUMBER OF SHARES               6,537,196     6,499,258        6,536,603     6,534,293

Data Per Share:

   Net income                         $       (0)   $        0      $        (0)   $        0

   Dividends paid                     $        0    $        0      $         0    $        0

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)



                                                  SIX MONTHS ENDED          Six Months Ended
                                                  DECEMBER 30, 1995         December 31, 1994
                                                  -----------------         -----------------
OPERATING ACTIVITIES
Net Income (loss)                                $            (322)        $             550
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation and amortization                          8,361                     7,595
      Loss (Gain) on sale of property, plant
      and equipment                                              7                       (23)
Provision for deferred income taxes                              0                         0
Changes in operating assets and
   liabilities:
      Accounts receivable                                   11,727                    15,571
      Inventories                                           (5,070)                   (2,882)
      Other assets                                            (547)                      (69)
      Accounts payable and accrued expenses                 (7,669)                   (6,781)
                                                 -----------------         -----------------
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                   6,487                    13,961

INVESTING ACTIVITIES
Purchases of property, plant and equipment                  (7,085)                   (7,471)
Decrease in unexpended construction funds                    3,242                         0
Proceeds from sales of property, plant
   and equipment                                                 0                        94
                                                 -----------------         -----------------
      NET CASH USED IN INVESTING
      ACTIVITIES                                            (3,843)                   (7,377)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit
   and long-term debt                                        2,000                     5,000
 Principal payments on revolving lines of credit,
   long-term debt and capital lease obligations             (3,913)                   (9,681)
Purchase of treasury stock                                       0                      (392)
Exercise of stock options                                       54                        61
Cash dividends paid                                           (948)                     (915)
                                                 -----------------         -----------------
      NET CASH USED IN
      FINANCING ACTIVITIES                                  (2,807)                   (5,927)
                                                 -----------------         -----------------
      (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                        (163)                      657

Cash and cash equivalents at beginning
   of period                                                 1,543                     1,110
                                                 -----------------         -----------------
Cash and cash equivalents at end
   of period                                     $           1,380         $           1,767
                                                 =================         =================

THOMASTON MILLS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 1995


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 30, 1995, are not necessarily indicative of the results that may be expected for the year ended June 29, 1996. Certain Fiscal 1995 balances have been reclassified to conform with the Fiscal 1996 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended July 1, 1995.

NOTE B -- INVENTORIES

The components of inventory consist of the following:


                                       (Dollars in Thousands)
                                  DECEMBER 30, 1995      July 1, 1995
                                  -----------------      ------------
     Raw materials                $       8,108         $     10,087
     Work in process                     22,880               21,008
     Finished products                   26,656               21,199
     LIFO reserve                       (12,908)             (12,628)
                                  -------------         ------------
                                  $      44,736         $     39,666
                                  =============         ============



Through July 2, 1994 the Company accounted for the cotton, polyester, labor and overhead components of raw materials, work in process and finished goods inventories at the lower of cost, determined under the LIFO method of accounting, or market. Purchased cloth and yarn and certain supplies inventories were accounted for at the lower of cost, determined under the FIFO method of accounting, or market. In the first quarter of Fiscal 1995, the Company changed to the LIFO method of accounting for purchased cloth and yarn. This change will result in better matching of revenues and expenses and will conform substantially all manufacturing inventories to the LIFO method. The cumulative effect of this change is not determinable. The effect of this change on the second quarter and the first six months of fiscal year 1995 was to decrease net income by approximately $172,000 ($.03 per share) and $295,000 ($.05 per share) respectively. In connection with this change, the Company conformed the manner of applying the LIFO method for its cotton and polyester inventories to the dollar value method. Management believes the effect of the change to the dollar value method was not significant.

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales for the second fiscal quarter ended December 30, 1995 declined 8.4% to $61,385,000 as compared to sales of $67,051,000 for the second quarter last year. For the first six months of fiscal year 1996, sales were $129,981,000, down 4.1% from sales of $135,606,000 for the first six months of fiscal year 1995. A slowdown in the markets served by Thomaston Mills resulted in a decline of 11.6% in units shipped for the second quarter and a 7.2% decline in units shipped for the six months when compared to the comparable periods last year. Each of the Company's product groups, Consumer, Industrial and Apparel experienced declines in the number of units shipped. Increases of 3.5% in product mix average sales value per unit for the quarter and 3.3% for the six months only partially offset the decreases in units shipped.

Cost of goods sold increased to 93.3% of sales for second quarter and 91.7% of sales for the first six months of fiscal year 1996 as compared to cost of goods sold of 91.9% and 91.6% of sales for the second quarter and first six months of fiscal year 1995, respectively. These increases in cost of goods sold were primarily attributable to increased raw material prices and low capacity utilization of plant facilities. During the quarter and six months ended December 30, 1995, the Company experienced raw material price increases of 23.7% and 23.3% respectively. Due to slow markets, the Company was able to pass only a portion of these raw material price increases on to its customers. In order to control inventories in a declining sales environment, the Company reduced its capacity utilization which resulted in higher fixed costs per unit.

Decreased sales and increased cost of goods sold resulted in gross profit of $4,141,000 or 6.7% of sales for second quarter and $10,735,000 or 8.3% of sales for the first six months of fiscal year 1996. For the second quarter and first six months of fiscal year 1995, gross profit was $5,423,000 or 8.1% of sales and $11,430,000 or 8.4% of sales respectively.

Selling, general and administrative expenses were $4,918,000 or 8.0% of sales in second quarter and $10,001,000 or 7.7% of sales in the first six months of fiscal year 1996. Selling, general and administrative expenses for the second quarter and first six months of fiscal year 1995 were $4,645,000 or 6.9% of sales and $9,310,000 or 6.9% of sales respectively. These increases in selling, general and administrative expenses can be attributed to the implementation of a planned strengthening of the Company's design, sales and marketing function.

Other income was $113,000 in second quarter and $313,000 for the first six months of fiscal year 1996 as compared to $108,000 in second quarter and $225,000 for the first six months of fiscal year 1995.

Interest expense increased $65,000 from $726,000 in second quarter fiscal year 1995 to $791,000 in second quarter fiscal year 1996. For the first six months of fiscal year 1996, interest expense was $1,566,000 as compared to $1,449,000 for the first six months last year. This increase was primarily the result of slightly higher interest rates and additional borrowings under the Company's revolving credit agreement.

Income tax expense decreased for the quarter and six months ended December 30, 1995 as compared to the quarter and six months ended December 31, 1994. This decrease is the result of the statutory tax rates being applied to the pretax loss.

The Company lost $902,000 or $.14 per share for the second quarter and $322,000 or $.05 per share for the first six months of fiscal year 1996. Net income for the comparable quarter and six months last year was $98,000 or $.02 per share and $550,000 or $.08 per share respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position. At December 30, 1995, working capital was $70,235,000 as compared to $67,177,000 at December 31, 1994. The ratio of current assets to current liabilities was 5.24:1 at December 30, 1995 and 5.31:1 at December 31, 1994.

Cash provided by operating activities totaling $6,487,000 was the principal source of funds for the six months ended December 30, 1995.

The Company's primary use of funds during the first six months of fiscal year 1996 was $7,085,000 in purchases of property, plant and equipment, offset by a $3,242,000 decrease in unexpended construction funds. During this same six month period, the Company made net principal payments of $1,913,000 on its revolving lines of credit, long-term debt and capital lease obligations.

During the latter part of fiscal year 1995, the Company placed orders for additional equipment which has increased denim production capacity by approximately twenty per cent. To finance the expansion of the denim production, the Company on April 5, 1995 entered into an agreement with the Development Authority of Pike County, Georgia to issue $3,700,000 in Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds. Interest on these bonds is paid quarterly. The maturity date of the bond issue is April 2005. At December 30, 1995, the Company had $326,000 in unexpended construction funds related to this bond issue.

During the second quarter of fiscal year 1995, the Company revised and expanded its revolving credit agreement which provides for unsecured borrowings of up to $24,000,000. At December 30, 1995, $3,500,000 was available under this agreement.

The Company had capital expenditure commitments at December 30, 1995 for $4.0 million, primarily for machinery and equipment. Management believes that cash provided by operating activities and the revolving credit agreement will be sufficient to finance capital requirements and operating needs of the Company for fiscal 1996.

INVENTORIES

Inventories at December 30, 1995 and December 31, 1994 were $44,736,000 and $39,384,000 respectively. This increase in inventory is the result of the general slowdown in the Company's markets and also a buildup in finished goods to cover orders with a

January 1996 ship date. Total inventory turns on an average annualized rate were 5.3 times for the first six months of fiscal year 1996 and 6.3 times for the first six months of fiscal year 1995.

Through July 2, 1994 the Company accounted for the cotton, polyester, labor and overhead components of raw materials, work in process and finished goods inventories at the lower of cost, determined under the LIFO method of accounting, or market. Purchased cloth and yarn and certain supplies inventories were accounted for at the lower of cost, determined under the FIFO method of accounting, or market. Effective with the first day of fiscal year 1995, the Company changed to the LIFO method of accounting for purchased cloth and yarn. This change will result in better matching of revenues and expenses and will conform substantially all manufacturing inventories to the LIFO method. The cumulative effect of this change is not determinable. The effect of this change on the first six months of fiscal year 1995 was to decrease net income by approximately $295,000 ($.05 per share). In connection with this change, the Company conformed the manner of applying the LIFO method for its cotton and polyester inventories to the dollar value method. Management believes the effect of the change to the dollar value method was not significant.

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

BACKLOG

The Company's order backlog at December 30, 1995 was $123.7 million which represents an increase of 13.8% when compared to the backlog of $108.7 million at July 1, 1995.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         (a) As of December 30, 1995, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

         (b)  Not applicable

ITEM 2.  CHANGE IN SECURITIES

         (a)  (b)    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)  (b)    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The election of directors and selection of Ernst & Young as the Company's Independent auditors were approved by the holders of the Company's Class B Common Stock at the Annual Meeting of Shareholders held on October 5, 1995. Set forth below are the results of the voting:

                                        Votes            Votes
                                         For            Against     Abstentions
                                        -----           -------     -----------
         Election of Directors

          Thomas D. Adams, Jr.         1,506,844                        -0-
          C. Ronald Barfield           1,506,844                        -0-
          Archie H. Davis              1,506,844                        -0-
          H. Stewart Davis             1,506,844                        -0-
          George H. Hightower          1,506,844                        -0-
          George H. Hightower, Jr.     1,506,844                        -0-
          Neil H. Hightower            1,506,844                        -0-
          William H. Hightower         1,506,844                        -0-
          Rosser R. Raines             1,506,844                        -0-
          Dr. Jerry M. Williamson      1,506,844                        -0-
          Dom H. Wyant                 1,506,844                        -0-

         Selection of Ernst & Young    1,485,388          1,010         -0-

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              13.1   Quarterly Report to Shareholders dated December 30, 1995

              27.0   Financial Data Schedule (for SEC purposes only)

         (b) The Company did not file any reports on Form 8-K during the three months ended December 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Thomaston Mills, Inc.



                                               Neil H. Hightower
                                               -----------------
                                               Neil H. Hightower
                                               President and Chief
Date:    February 14, 1996                     Executive Officer
         -----------------




                                               Rosser R. Raines
                                               ----------------
                                               Rosser R. Raines
                                               Treasurer-Principal Financial
Date:    February 14, 1996                     Officer
         -----------------