Form 10-Q
period 1996-03-30
THOMASTON MILLS INC
filed 1996-05-13
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                     20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 30, 1996           Commission File No. 0-1915



                             THOMASTON MILLS, INC.
- ------------------------------------------------------------------------------



              GEORGIA                                   58-0460470
- -------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


    115 East Main Street, P.O. Box 311, Thomaston, Georgia         30286
    -----------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code (706) 647-7131.
                                                   --------------

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


Yes          X            No
         --------            --------

                                     INDEX
                      THOMASTON MILLS, INC. AND SUBSIDIARY



PART 1.  FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Condensed consolidated balance sheets -- March 30, 1996 and July 1, 1995.

                 Condensed consolidated statements of operations -- three months ended March 30, 1996 and three months ended April 1, 1995; and nine months ended March 30, 1996 and nine months ended April 1, 1995.

                 Condensed consolidated statements of changes in cash flows -- nine months ended March 30, 1996 and nine months ended April 1, 1995.

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

Item 3.          Defaults upon Senior Securities

Item 4.          Submission of Matters to vote of Security Holders

Item 5.          Other information

Item 6.          Exhibits and Reports on Form 8-K



SIGNATURES

PART 1 -         FINANCIAL INFORMATION

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                     MAR. 30, 1996    July 1, 1995
                                                                                     -------------    ------------
  ASSETS
  CURRENT ASSETS
     Cash & cash equivalents                                                           $  1,567         $  1,544
     Accounts receivable, less allowance of
         $415 at both dates                                                               41,016          50,924
     Inventories--Note B                                                                  44,651          39,666
     Other current assets                                                                  2,612           1,191
                                                                                        --------        --------
            TOTAL CURRENT ASSETS                                                          89,846          93,325

  PROPERTY, PLANT AND EQUIPMENT                                                          227,181         225,353
     Less allowances for depreciation                                                    140,760         136,719
                                                                                        --------        --------
                                                                                          86,421          88,634
  OTHER ASSETS                                                                             1,477           4,364
                                                                                        --------        --------
                                                                                        $177,744        $186,323
                                                                                        ========        ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                                   $  6,677        $ 14,214
     Accrued liabilities                                                                   6,695           6,164
     Federal and State income taxes                                                            0           1,131
     Current portion of long-term debt
        and capital lease obligations                                                      3,187           1,082
                                                                                        --------        --------
            TOTAL CURRENT LIABILITIES                                                     16,559          22,591

  OBLIGATIONS UNDER CAPITAL LEASE -
     LESS CURRENT PORTION                                                                  1,533           1,297

  LONG-TERM DEBT                                                                          44,260          44,813

  DEFERRED INCOME TAXES                                                                    7,233           7,233

  OTHER LIABILITIES                                                                          165             114

  SHAREHOLDERS' EQUITY
     Class A Common Stock--5,620,518 shares
        outstanding including 713,688 treasury shares at
        March 30, 1996 and 719,688 at July 1, 1995                                         5,621           5,621
     Class B Common Stock--1,873,506 shares
        outstanding including 243,140 treasury shares                                      1,874           1,874
     Additional paid-in capital                                                            8,882           8,862
     Retained earnings                                                                    97,053          99,389
                                                                                        --------        --------
                                                                                         113,430         115,746

  Less treasury stock - at cost                                                            5,436           5,471
                                                                                        --------        --------
                                                                                         107,994         110,275
                                                                                        --------        --------
                                                                                        $177,744        $186,323
                                                                                        ========        ========

  NOTE: The Balance Sheet at July 1, 1995 has been derived from the Audited Financial Statements at that date. See Note to Condensed Financial Statements.

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands except Share and Per Share Data)




                                                        Three Months Ended           Nine Months Ended
                                                  MAR. 30, 1996   Apr. 1, 1995   MAR. 30, 1996   Apr. 1, 1995
                                                  -------------   ------------   -------------   ------------
  Net sales                                          $  66,150     $  66,290      $  196,131     $  201,897
  Cost of sales                                         61,612        58,842         180,858        183,018
                                                     ---------     ---------       ---------     ----------
                                                         4,538         7,448          15,273         18,879

  Selling, general
     and administrative expenses                         4,785         4,934          14,786         14,244
                                                     ---------     ---------       ---------     ----------
                                                          (247)        2,514             487          4,635

  Other income (expense)                                   128            76             441            301
                                                     ---------     ---------       ---------     ----------
                                                          (119)        2,590             928          4,936

  Interest expense                                         836           783           2,402          2,232
                                                     ---------     ---------       ---------     ----------

  Income (loss) before
     income taxes                                         (955)        1,807          (1,474)         2,704

  Provision for income taxes
     (benefit)                                            (363)          697            (560)         1,044
                                                     ---------     ---------       ---------      ---------

  Net income (loss)                                  $    (592)    $   1,110      $     (914)     $   1,660
                                                     =========     =========      ==========      =========



  AVERAGE NUMBER OF SHARES                           6,537,196     6,430,541       6,536,800     6,506,705

  Data Per Share:

     Net income                                      $   (0.09)    $    0.17       $   (0.14)    $    0.26

     Dividends paid                                  $  0.0725     $  0.0700       $   0.2175    $  0.2100

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                               NINE MONTHS ENDED             Nine Months Ended
                                                                 MARCH 30, 1996                April 1, 1995
                                                               -----------------             -----------------
  OPERATING ACTIVITIES
  Net Income (loss)                                                 $  (914)                    $ 1,660
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depreciation and amortization                                12,542                      11,393
        Loss (Gain) on sale of property, plant
        and equipment                                                     8                         (24)
  Changes in operating assets and
     liabilities:
        Accounts receivable                                           9,909                      13,976
        Inventories                                                  (4,985)                     (8,712)
        Other assets                                                 (2,091)                       (482)
        Accounts payable and accrued expenses                        (7,631)                     (1,964)
                                                                    -------                     -------
        NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                          6,838                      15,847

  INVESTING ACTIVITIES
  Purchases of property, plant and equipment                        (10,337)                    (12,157)
  Less capital lease obligations incurred                               557                           0
                                                                    -------                     -------
  Cash for property, plant and equipment                             (9,780)                    (12,157)
  Proceeds from sales of property, plant
     and equipment                                                        0                          95
  Decrease in unexpended construction funds                           3,556                           0
                                                                    -------                     -------
        NET CASH USED IN INVESTING
        ACTIVITIES                                                   (6,224)                    (12,062)

  FINANCING ACTIVITIES
  Proceeds from revolving lines of credit
     and long-term debt                                               5,557                       8,500
  Less capital lease obligations incurred                              (557)                          0
                                                                    -------                     -------
  Cash proceeds from borrowing                                        5,000                       8,500
  Principal payments on revolving lines of credit,
     long term debt and capital lease obligations                    (4,223)                    (10,713)
  Purchase of treasury stock                                              0                        (392)
  Exercise of stock options                                              54                          61
  Cash dividends paid                                                (1,422)                     (1,373)
                                                                    -------                     -------
        NET CASH USED IN
        FINANCING ACTIVITIES                                           (591)                     (3,917)
                                                                    -------                     -------
        INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                                 23                        (132)

  Cash and cash equivalents at beginning
     of period                                                        1,544                       1,110
                                                                    -------                     -------
  Cash and cash equivalents at end
     of period                                                      $ 1,567                     $   978
                                                                    =======                     =======

THOMASTON MILLS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 1996


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 29, 1996. Certain Fiscal 1995 balances have been reclassified to conform with the Fiscal 1996 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended July 1, 1995.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                                                 (Dollars in Thousands)
                                           MARCH 30, 1996      July 1, 1995
                                           --------------      ------------
 Raw materials                               $  9,334            $ 10,087
 Work in process                               22,088              21,008
 Finished products                             26,544              21,199
 LIFO reserve                                 (13,315)            (12,628)
                                             --------            --------
                                             $ 44,651            $ 39,666
                                             ========            ========


Through July 2, 1994 the Company accounted for the cotton, polyester, labor and overhead components of raw materials, work in process and finished goods inventories at the lower of cost, determined under the LIFO method of accounting, or market. Purchased cloth and yarn and certain supplies inventories were accounted for at the lower of cost, determined under the FIFO method of accounting, or market. In the first quarter of Fiscal 1995, the Company changed to the LIFO method of accounting for purchased cloth and yarn. This change will result in better matching of revenues and expenses and will conform substantially all manufacturing inventories to the LIFO method. The cumulative effect of this change is not determinable. The effect of this change on the third quarter and the first nine months of fiscal year 1995 was to decrease net income by approximately $148,000 ($.02 per share) and $443,000 ($.07 per share) respectively. In connection with this change, the Company conformed the manner of applying the LIFO method for its cotton and polyester inventories to the dollar value method. Management believes the effect of the change to the dollar value method was not significant.

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Sales for the third fiscal quarter ended March 30, 1996 were relatively unchanged at $66,150,000 as compared to sales of $66,290,000 for the third quarter last year. For the first nine months of fiscal year 1996, sales were $196,131,000, down 2.9% from sales of $201,897,000 for the first nine months of fiscal year 1995. The continued sluggishness in the markets served by Thomaston Mills resulted in a decline of 3.8% in units shipped for the third quarter and a 6.1% decline in units shipped for the nine months although the average sales value per unit increased 3.7% for the quarter and 3.5% for the nine months when compared to the comparable periods last year.

Cost of goods sold increased to 93.1% of sales for the third quarter and 92.2% of sales for the first nine months of fiscal year 1996 as compared to cost of goods sold of 88.8% and 90.6% of sales for the third quarter and first nine months of fiscal year 1995, respectively. These increases in cost of goods sold were primarily attributable to increased raw material prices and low capacity utilization of plant facilities. During the quarter and nine months ended March 30, 1996, the Company experienced raw material price increases of 8.0% and 18.0% respectively. Due to slow markets, the Company was able to pass only a portion of these raw material price increases on to its customers. In order to control inventories in a depressed sales environment, the Company reduced its capacity utilization which resulted in higher fixed costs per unit.

Decreased sales and increased cost of goods sold resulted in gross profit of $4,538,000 or 6.9% of sales for third quarter and $15,273,000 or 7.8% of sales for the first nine months of fiscal year 1996. For the third quarter and first nine months of fiscal year 1995, gross profit was $7,448,000 or 11.2% of sales and $18,879,000 or 9.4% of sales, respectively.

Selling, general and administrative expenses were $4,785,000 or 7.2% of sales in the third quarter and $14,786,000 or 7.5% of sales in the first nine months of fiscal year 1996. Selling, general and administrative expenses for the third quarter and first nine months of fiscal year 1995 were $4,934,000 or 7.4% of sales and $14,244,000 or 7.1% of sales, respectively. These increases in selling, general and administrative expenses can be attributed to the implementation of a planned strengthening of the Company's design, sales and marketing function.

Other income was $128,000 in third quarter and $441,000 for the first nine months of fiscal year 1996 as compared to $76,000 in the third quarter and $301,000 for the first nine months of fiscal year 1995.

Interest expense increased $53,000 from $783,000 in the third quarter of fiscal year 1995 to $836,000 in third quarter fiscal year 1996. For the first nine months of fiscal year 1996, interest expense was $2,402,000 as compared to $2,232,000 for the first nine months of last year. This increase was primarily the result of slightly higher interest rates and additional borrowings under the Company's revolving credit agreement.

Income tax expense decreased for the quarter and nine months ended March 30, 1996 as compared to the quarter and nine months ended April 1, 1995. This decrease is the result of the statutory tax rates being applied to the pretax loss this year as opposed to pretax profits last year.

The Company lost $592,000 or $.09 per share for the third quarter and $914,000 or $.14 per share for the first nine months of fiscal year 1996. Net income for the comparable quarter and nine months last year was $1,110,000 or $.17 per share and $1,660,000 or $.26 per share respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position. At March 30, 1996, working capital was $73,287,000 as compared to $70,039,000 at April 1, 1995. The ratio of current assets to current liabilities was 5.4:1 at March 30, 1996 and 4.6:1 at April 1, 1995.

Cash provided by operating activities totaling $6,838,000 was the principal source of funds for the nine months ended March 30, 1996.

The Company's primary use of funds during the first nine months of fiscal year 1996 was $9,780,000 in purchases of property, plant and equipment, offset by a $3,556,000 decrease in unexpended construction funds.

During the latter part of fiscal year 1995, the Company placed into service additional equipment which has increased denim production capacity by approximately twenty percent. To finance the expansion of the denim production, the Company on April 5, 1995 entered into an agreement with the Development Authority of Pike County, Georgia to issue $3,700,000 in Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds. Interest on these bonds is paid quarterly. The maturity date of the bond issue is April 2005.

During the second quarter of fiscal year 1995, the Company revised and expanded its revolving credit agreement with a group of banks to provide for unsecured borrowings of up to $24,000,000. At March 30, 1996, $500,000 was available under this agreement. On April 19, 1996, the Company executed a second amendment which expanded and redated this revolving credit agreement to provide for unsecured borrowings of up to $27,000,000 with an extended maturity date to April 19, 2006.

The Company had capital expenditure commitments at March 30, 1996 for approximately $2,500,000, primarily for machinery and equipment. Management believes that cash provided by operating activities and the revolving credit agreement will be sufficient to finance capital requirements and operating needs of the Company for fiscal year 1996.

INVENTORIES

Inventories at March 30, 1996 and April 1, 1995 were $44,651,000 and $45,215,000 respectively. The Company closely monitors inventory levels and, through manufacturing capacity utilization, adjusts these levels in relation to current and forecasted sales. Total inventory turns on an average annualized rate were 5.4 times for the first nine months of fiscal years 1996 and 1995.

Through July 2, 1994 the Company accounted for the cotton, polyester, labor and overhead components of raw materials, work in process and finished goods inventories at the lower of cost, determined under the LIFO method of accounting, or market. Purchased cloth and yarn and certain supplies inventories were accounted for at the lower of cost, determined under the FIFO method of accounting, or market. Effective with the first day of fiscal year 1995, the Company changed to the LIFO method of accounting for purchased cloth and yarn. This change will result in better matching of revenues and expenses and will conform substantially all manufacturing inventories to the LIFO method. The cumulative effect of this change is not determinable. The effect of this change on the first nine months of fiscal year 1995 was to decrease net income by approximately $443,000 ($.07 per share). In connection with this change, the Company conformed the manner of applying the LIFO method for its cotton and polyester inventories to the dollar value method. Management believes the effect of the change to the dollar value method was not significant.

RAW MATERIALS

The Company's primary raw material is cotton. As a commodity, cotton is traded on established markets and periodically experiences price fluctuations. The Company monitors the cotton market and buys its cotton from brokers. The Company has not had and does not anticipate any material difficulty in obtaining cotton.

In order to assure a continuous supply of cotton, the Company enters into cotton purchase contracts for several months in advance of delivery which either provide for (1) fixed quantities to be purchased at a pre-determined price, or (2) fixed quantities to be purchased at a price to be determined (at a later date). When the Company sells its product to its customers, the cost of cotton under existing cotton purchase contracts is taken into account in calculating the price for the Company's product. The Company generally attempts to match product sales contracts with fixed price cotton purchase contracts and uses market price cotton contracts to anticipate future needs and subsequent product sales contracts. To the extent prices are sometimes fixed in advance of shipment, the Company may benefit from its cotton purchase contracts to the extent prices thereafter rise, or incur increased cost to the extent prices thereafter fall.

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

BACKLOG

The Company's order backlog at March 30, 1996 was $114.7 million which represents an increase of 5.5% when compared to the backlog of $108.7 million at July 1, 1995.

PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         (a) As of March 30, 1996, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

         (b)      Not applicable

ITEM 2.  CHANGE IN SECURITIES

         (a)      (b)     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)      (b)     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      (b)     (c)      (d)     Not applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  13.1    Quarterly Report to Shareholders dated
                          March 30, 1996

                  27.0    Financial Data Schedule (for SEC purposes only)

         (b) The Company did not file any reports on Form 8-K during the three months ended March 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Thomaston Mills, Inc.


                                      /s/ Neil H. Hightower
                                      ------------------------------------
                                      Neil H. Hightower
Date:    May 14, 1996                 President and Chief Executive Officer



                                      /s/ Rosser R. Raines
                                      -------------------------------------
                                      Rosser R. Raines
Date:    May 14, 1996                 Treasurer-Principal Financial Officer