Form 10-K405
period 1996-06-29
THOMASTON MILLS INC
filed 1996-09-27
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ---------

                                   FORM 10-K
(Mark One)
/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended June 29, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the transition period from                  to

                           Commission File No. 0-1915

                             THOMASTON MILLS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                             Georgia                                      58-0460470
                -------------------------------                         -------------------
                (State or other jurisdiction of                         (I.R.S. employer
                incorporation or organization)                          identification no.)

                        115 East Main Street
                        Thomaston, Georgia                                    30286
                ------------------------------                          -------------------
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

                  Class A Common Stock, Par Value $1 Per Share
                  --------------------------------------------
                                (Title of Class)

                  Class B Common Stock, Par Value $1 Per Share
                  --------------------------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 22, 1996: Class B Common Stock, $1 Par Value - $7,268,537 based upon the average bid and ask price of such stock on August 21, 1996, excluding Class B Common Stock owned by officers and directors, some of whom may be held not to be affiliates.

        The number of shares outstanding (excluding treasury shares) of each of the registrant's classes of common stock as of August 22, 1996:

                        Class                                       Number of Shares
                        -----                                       ----------------
        Class A Common Stock, $1 Par Value                              4,909,630
        Class B Common Stock, $1 Par Value                              1,630,366

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the annual shareholders report for the year ended June 29, 1996 are incorporated by reference into Parts I and II.

        Portions of the proxy statement for the annual shareholders meeting to be held October 3, 1996, are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Thomaston Mills, Inc. ("Thomaston Mills" or the "Company") is a diversified manufacturer and marketer of cotton, synthetic and blended textile products for the home furnishings, apparel fabrics and industrial products markets. The Company's home furnishings line includes coordinated sheets, pillowcases, comforters and related accessories which are marketed under the Thomaston(R) label primarily through value-based retailers, as well as fabrics which are sold to other manufacturers of home furnishings. The Company's apparel fabrics line includes dyed and finished woven fabrics, such as regular and stretch denim, in a variety of colors and washes which are sold to apparel manufacturers. The Company's industrial products line includes cotton and blended yarn for athletic hosiery and other circular knit manufacturers, and both yarn and fabric for manufacturers of industrial belting and hoses. The Company's home furnishings, apparel fabrics and industrial products lines accounted for 47%, 39% and 14%, respectively, of fiscal 1996 net sales.

        Thomaston Mills has made significant capital investments to modernize its manufacturing facilities and to position itself as a low cost provider of textile products in selected markets. The Company has focused on textile products which have high value-added manufacturing characteristics. These products allow the Company to generate improved gross margins and are less labor intensive and therefore less vulnerable to foreign competition. The Company has reduced its historical emphasis on its industrial products line and increased its resource allocation to products in the home furnishings and sales yarn markets. The Company's investments in technologically advanced equipment have enabled it to enhance the quality of its products and increase its manufacturing flexibility and cost efficiency. The Company has maintained a strong equity base and a low level of debt as compared to many of its competitors that has provided it with the financial resources to support continued expansion of its business. The Company's strategic positioning has resulted in significant revenue growth from approximately $187 million in fiscal 1988 to approximately $278 million in fiscal 1996. Net sales per employee have increased from $76,057 in fiscal 1988 to $115,309 in fiscal 1996, which the Company believes is among the highest rate in the textile industry.

        Since fiscal 1986, the Company has invested over $163 million, or approximately 7% of annual net sales, to modernize its equipment. Management believes that Thomaston Mills has become one of the most technologically advanced textile manufacturers in the country. The Company intends to maintain its aggressive capital expenditure policy for the foreseeable future.

        The Company is a Georgia corporation which has been in the textile business continually since 1899. Headquartered in Thomaston, Georgia, the Company operates seven plants in or near Thomaston, with an aggregate area of approximately 3 million square feet. The Company markets its products domestically and internationally through sales offices in Thomaston, Georgia, New York, New York, Los Angeles, California and through international sales agents or distributors in Canada, Europe, the Middle East and Central and South America. The Company's executive offices are located at 115 East Main Street, P.O. Box 311, Thomaston, Georgia 30286 and its telephone number is (706) 647-7131. On the Internet, the Company's home page may be reached at http://www.thomastonmills.com.

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

        To become the low cost provider in its selected product lines, the Company has made substantial capital investments to modernize its facilities. Substantially all of these expenditures were invested in equipment designed to improve efficiency in the Company's spinning, weaving, finishing and sewing facilities. The capital expenditures have increased productivity substantially, thereby lowering the Company's labor expense as a component of total manufacturing costs and its vulnerability to import competition. The Company's sales per employee have increased from $76,057 in fiscal 1988 to $115,309 in fiscal 1996, which the Company believes is among the highest rate in the textile industry. In addition, modernization of the Company's facilities has improved the quality of the Company's yarns and fabrics, which has expanded the markets for the Company's products and reduced the amount of off-goods inventory which must be sold at lower margins.

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

PRODUCTS AND MARKETS

        HOME FURNISHINGS. Thomaston Mills offers a complete line of muslin, percale and 250-count products for the bedroom, including fashion coordinated bedding sets and comforters marketed under the Thomaston(R) label, as well as home furnishings fabrics sold to other manufacturers of home furnishings. The home furnishings line represented 47% of net sales for fiscal 1996.

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


        The Company believes that the comforter market represents an attractive opportunity to expand its home furnishings line. The Company began producing comforters in 1990, and, for fiscal 1996, sales of comforters and accessories accounted for 27% of the Home Furnishings line. A new facility to consolidate and expand the Company's comforter operations was completed and began operations in March 1994. See "---Manufacturing."

        As the Company has broadened and upgraded its line of muslin, percale and 250-count products, the Company's principal customers have expanded from regional value-based retailers to include national value-based retailers. The Company is not a major supplier of products to high-end department stores which require significantly higher selling and administrative expenses per unit. The quality and prices of the Company's products are intended to allow its targeted retailers to achieve high margins while offering a significant value to customers.

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

        APPAREL FABRICS. Thomaston Mills produces woven fabrics in a variety of finishes and blends which are sold to apparel manufacturers. The Company's apparel fabrics line represented 39% of net sales for fiscal 1996. The Company's principal apparel fabric product is indigo denim, including rigid and stretch varieties. Denims generally are dyed before the fabric is woven. The result is a fabric with variations in color that give denim its distinctive appearance. Fabric styling of denims, which the Company believes to be critical to this market, involves the creation of a wide array of fabric colors, shades and patterns in both traditional and innovative weaves. After weaving, fabrics are processed further in finishing and "washing" operations that produce different textures and other physical properties. The Company's modern and flexible manufacturing process allows it to produce a wide variety of denim styles and finishes, including stretch fabric and washed finishes. The Company believes the quality of its denim products makes it less susceptible to price competition from foreign competitors.

        During fiscal 1995, an expansion was begun at the Company's Pike Division which expanded denim capacity by approximately 20% when completed in the second quarter of fiscal year 1996. See "---Manufacturing."

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

        INDUSTRIAL PRODUCTS. Thomaston Mills produces a variety of cotton and blended yarns and fabrics which are sold to athletic hosiery and other circular knit manufacturers for the production of apparel items such as athletic socks and T-shirts. The Company's industrial products line represented 14% of net sales for fiscal 1996. Historically, fabrics for industrial end uses were the largest component of the Company's sales within this product line. As a result of a substantial repositioning to focus on more profitable markets, sales yarns now account for approximately 79% of the sales in the industrial products line while the remainder consists of fabric and yarns for the manufacture of industrial belts and hoses. Thomaston Mills believes its reputation for quality gives it a competitive advantage in sales of cotton and blended yarn to the athletic hosiery market.

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

        The Company's weaving operations are housed in three plants which contain approximately 650 weaving machines. Through its capital expenditure program, the Company has replaced its traditional shuttle looms such that 100% of its weaving capacity currently consists of rapier, air-jet and projectile weaving machines. These machines are less labor-intensive and weave fabric at higher speeds with fewer defects than do older weaving methods. In addition, these modern weaving machines have the capability to produce a variety of widths and weaves.

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

        During fiscal 1995, an expansion was begun at the Company's Pike Division denim weaving facility. This expansion, consisting primarily of additional state of the art air-jet weaving machines, was completed in the second quarter of fiscal year 1996 and has resulted in an increase of approximately twenty percent in denim production capacity.

        In the fourth quarter of fiscal year 1996, the Company began an expansion of its comforter and bedding accessory manufacturing and distribution facility plus the addition of a new Dye Range. This project will be financed with $18,000,000 in Revenue Bonds issued through the Thomaston-Upson County Industrial Development Authority.

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

        As a result of increased world demand, cotton prices have escalated throughout fiscal year 1996. The Company has attempted to pass these increased cotton prices along to its customers in the form of price increases for its products to the extent market conditions have permitted. However, during fiscal year 1996, raw material prices have increased faster than the prices received for finished products.

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

SALES AND MARKETING

        Thomaston Mills markets its products through 40 sales representatives to approximately 2,300 active customers, with no one customer constituting over 10% of net sales in fiscal 1996. Domestic sales are made through the Company's principal sales office in Thomaston, Georgia and branch offices in New York, New York, and Los Angeles, California. In the fourth quarter of fiscal year 1996, the Company expanded its New York office at 111 West 40th Street in New York City. This new sales and showroom facility provides displays of the Company's products in an area more than triple the square footage as the former New York location. International sales, which constituted 5% of net sales for fiscal 1996, are handled through the Thomaston office and commissioned sales agents and distributors in Canada, Europe, the Middle East and Central and South America.

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

        The North American Free Trade Agreement ("NAFTA") has been approved by the United States, Canada and Mexico and became effective January 1, 1994. Import duties on fibers, yarns, textiles and clothing produced in Canada, Mexico or the United States and traded among those countries were either eliminated immediately or phased out over a ten-year period. This duty elimination applies only to textile and apparel goods made from yarn or fiber produced in Mexico, Canada or the United States. No assurance can be given regarding the ultimate effects of NAFTA; however the Company believes that NAFTA will have a positive effect on the U. S. textile industry.

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

BACKLOG

        The Company's order backlog decreased 6.1% to $102.1 million as of June 29, 1996 as compared to $108.7 million as of July 1, 1995.

INVENTORIES

        Inventories at June 29, 1996 and July 1, 1995 were $42,710,000 and $39,666,000, respectively. The Company closely monitors inventory levels and, through manufacturing capacity utilization, adjusts these levels in relation to current and forecasted sales. Total inventory turns on an average annualized rate were 5.9 times for fiscal year 1996 and 6.3 times for fiscal year 1995.

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

EMPLOYEES

        As of June 29, 1996, the Company had approximately 2,408 full-time employees, all but 178 of whom are employed at the Company's manufacturing facilities. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF REGISTRANT

        The following table sets forth certain information regarding the executive officers of the Company:

        NAME                                    AGE                        POSITION
        ----                                    ---                        --------
Neil H. Hightower...........................    55                      President, Chief Executive Officer and Director
George H. Hightower, Jr.....................    47                      Executive Vice President - Sales and Director
H. Stewart Davis............................    53                      Executive Vice President - Finishing and Director
John R. Carson..............................    61                      Vice President - Consumer Product Sales
Charles F. Eichelberger.....................    57                      Vice President - Greige Manufacturing
James E. Franklin, Jr.......................    52                      Vice President - Industrial Sales
James F. Haygood............................    49                      Vice President - Apparel Fabric Sales
W. Harrison Hightower, III..................    60                      Vice President - Administration
Jonathan O. Huff............................    55                      Vice President - Finishing
Rosser R. Raines............................    58                      Treasurer and Director
Daniel B. Tripp.............................    44                      Vice President - Human Resources and
                                                                          Public Relations
Robert E. Greer.............................    52                      Vice President - Engineering
Ronald W. VanHouten.........................    48                      Secretary

        The Board of Directors currently consists of eleven members. All of the directors hold their positions until the next succeeding annual meeting or until their successors are duly elected and qualified. Executive officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion. The Company has an Executive Committee which acts on behalf of the Company's Board of Directors during the intervals between the meetings of the full Board of Directors in accordance with the policies of the Company, its Articles of Incorporation and Bylaws and applicable law. Messrs. George H. Hightower, Neil H. Hightower and William H. Hightower, Jr. together comprise the Executive Committee.

        Mr. Neil H. Hightower has been with the Company for 31 years and has served as President and Chief Operating Officer since 1984, as President and Chief Executive Officer since 1986 and as a director since 1980.

        Mr. George Hightower, Jr. has been with the Company for 22 years and has served as Executive Vice President - Sales since 1986 and as a director since 1981. He is also a director of Thomaston Federal Savings Bank, Thomaston, Georgia.

        Mr. Davis has been with the Company for 32 years and has served as Executive Vice President - Finishing since 1986 and as a director since 1981.

        Mr. Carson has been with the Company for 34 years and has served as Vice President - Consumer Product Sales since 1976.

        Mr. Haygood has been with the Company 24 years and has served as Vice President - Apparel Fabrics Sales since June 1995. He served as Manager - Apparel Fabric Sales from 1990 to 1995.

        Mr. Franklin has been with the Company 25 years and has served as Vice President - Industrial Sales since 1989. He served as Manager - Industrial Sales from 1984 to 1989.

        Mr. Eichelberger has been with the Company for 13 years and has served as Vice President - Greige Manufacturing since 1989. He served as Manager - Thomaston Division from 1983 to 1989.

        Mr. W. Harrison Hightower, III has been with the Company for 38 years and has served as Vice President - Administration since 1976.

        Mr. Huff has been with the Company for 22 years and has served as Vice President - Finishing since 1990. He served as Manager - Finishing Division from 1984 to 1990.

        Mr. Raines has been with the Company 34 years and has served as Treasurer since 1976 and as a director since 1993.

        Mr. Tripp has been with the Company for 18 years and has served as Vice President - Human Resources and Public Relations since 1991. He served as an Industrial Sales Representative from 1987 to 1991 and as Personnel Manager from 1978 to 1987.

        Mr. VanHouten has been with the Company for 24 years and has served as Secretary since 1992. He served as Assistant Secretary from 1990 to 1992 and Controller from 1987 to 1990.

        Mr. Greer has been with the Company for 5 years and has served as Vice President - Engineering since June 1996.

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

        NAME AND                        APPROXIMATE
         LOCATION                        SQUARE FEET                                  USE
        ---------                       ------------                                  ---
        Thomaston Mill                  831,000                         Greige mill in which baled raw cotton
        Thomaston, Georgia                                              and polyester are converted into spun
                                                                        yarn and woven cloth.

        Finishing Plant                 793,000                         Finishing plant for bleaching and dyeing
        Thomaston, Georgia                                              cloth and for sewing and warehousing.

        Peerless Mill                   524,000                         Greige mill in which baled raw cotton
        Thomaston, Georgia                                              and polyester are converted in woven
                                                                        cloth.

        Northside Plant                  61,000                         Sewing plant for fabricating cloth into
        Thomaston, Georgia                                              household and recreation products.

        Griffin Mill                    382,000                         Yarn mill in which baled raw cotton and
        Griffin, Georgia                                                polyester are converted into yarn.

        Pike Plant                       83,000                         Weaving plant for fabricating into woven
        Zebulon, Georgia                                                cloth.

        Lakeside Plant                  242,000                         Sewing plant for fabricating cloth into
        Thomaston, Georgia                                              household products.

        The Company also leases sales offices in New York, New York and Los Angeles, California and operates a retail outlet on property which it owns in Thomaston, Georgia.

ITEM 3. LEGAL PROCEEDINGS

        As of August 22, 1996 there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's shareholders during the quarter ended June 29, 1996.



                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS

        Common Stock Market Prices and Dividends on page 33 of the annual shareholders report for the year ended June 29, 1996 are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        Selected financial data on Pages 2 and 3 of the annual shareholders report for the year ended June 29, 1996 are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Results of Operations and Financial Condition shown on pages 29 thru 31 of the annual shareholders report for the year ended June 29, 1996 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of the registrant and its subsidiary, included in the annual shareholders report for the year ended June 29, 1996, are incorporated herein by reference:

        Consolidated Balance Sheets - June 29, 1996 and July 1, 1995 - Pages 16 and 17

        Consolidated Statements of Shareholders' Equity - fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994 - Page 18

        Consolidated Statements of Income - fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994 - Page 19

        Consolidated Statements of Cash Flows - fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994 - Page 20

        Notes to Consolidated Financial Statements - June 29, 1996 - Pages 21 thru 28

        Quarterly Results of Operations on page 27 of the annual shareholders report for the year ended June 29, 1996 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.



                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the directors of the Company and compliance with
Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to pages 5 thru 7 of the registrant's definitive proxy statement for the Annual Meeting of Shareholders on October 3, 1996. See also Part I above with respect to information regarding executive officers of the registrant. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 11.        EXECUTIVE COMPENSATION

        Information regarding executive compensation on pages 8 thru 11 of the definitive proxy statement for the Annual Meeting of Shareholders on October 3, 1996 is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

        Information regarding beneficial ownership shown on pages 2 thru 6 of the definitive proxy statement for the Annual Meeting of Shareholders on October 3, 1996, is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Information regarding transactions between the Company and directors, officers and owners on page 12 of the definitive proxy statement for the Annual Meeting of Shareholders on October 3, 1996, is incorporated herein by reference.

(b) C. Ronald Barfield, a director of the Company, is a partner in the law firm Adams, Barfield, Dunaway & Hankinson, which provides legal services to the Company.

(c) Dom H. Wyant, a director of the Company, is of counsel to the law firm Jones, Day, Reavis and Pogue, which provides legal services to the Company.

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON
                FORM 8-K

(a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.
        (3)     Listing of Exhibits

    EXHIBIT NO.                       DESCRIPTION OF DOCUMENT
    ----------                        -----------------------
        3.0     Articles of Incorporation, incorporated by reference to Exhibit 3.0 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 1991 (the "1991 10-K").
        3.1     Bylaws Incorporated by reference to Exhibit 3.2 of Registrant's
                Annual Report on Form 10-K for the year ended July 3, 1993 (the
                "1993 10-K").
        *10.0   Thomaston Mills, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the 1991 10-K.
        *10.1   Thomaston Mills, Inc. Amended and Restated 1989 Stock Option
                Plan, incorporated by reference to Exhibit 10.2 of the 1991 10-K.
        *10.3   Thomaston Mills, Inc. Retirement Plan No. 1 effective as of July
                1,1987, incorporated by reference to Exhibit 10.5 of the 1992
                Registrant's Annual Report on Form 10-K for the year ended
                June 27, 1992 (the "1992 10-K").

       *10.4    Thomaston Mills, Inc. Retirement Plan No. 2 effective as of July
                1, 1987, incorporated by reference to Exhibit 10.6 of the 1992 10-K.
       *10.5    Thomaston Mills, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.7 of the 1992 10-K.
       *10.7    Thomaston Mills, Inc. 1994 Stock Option Plan, incorporated by reference to Exhibit 10.7 of Registrant's Annual Report on Form
                10-K for the fiscal year ended July 2, 1994 (the "1994 10-K").
       *10.8    Thomaston Mills, Inc. Executive Compensation Continuation
                Agreement, incorporated by reference to Exhibit 10.8 of the 1994 10-K.
        11.0    Statement regarding computation of earnings per share.
        13.0    Portions of the 1996 Annual Report mailed to shareholders
                incorporated herein by reference.
        21.0    Subsidiary of the Company.
        23.0    Consent of Independent Auditors.
        27.0    Financial Data Schedule (for financial security purposes only).


        * Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto pursuant to Item 14(e) of Form 10-K.

(b)     Reports on Form 8-K filed in the fourth quarter of fiscal 1996 - none.

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

                                        THOMASTON MILLS, INC.



Date:   September 27, 1996              /s/ Neil H. Hightower
                                        --------------------------------------
                                        Neil H. Hightower
                                        President, Chief Executive Officer and
                                        Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Rosser R. Raines                            /s/ H. Stewart Davis
- ---------------------------------------         ------------------------------
Rosser R. Raines                                H. Stewart Davis
Treasurer, Principal Financial Officer,         Executive Vice President and
Chief Accounting Officer, and Director          Director
Date:   September 27, 1996                      Date:   September 27, 1996



/s/ George H. Hightower, Jr.                    /s/ George H. Hightower
- ---------------------------------------         ------------------------------
George H. Hightower, Jr.                        George H. Hightower
Executive Vice President and                    Director
Director                                        Date:   September 27, 1996
Date:   September 27, 1996



/s/ William H. Hightower, Jr.                   /s/ C. Ronald Barfield
- ---------------------------------------         ------------------------------
William H. Hightower, Jr.                       C. Ronald Barfield
Director                                        Director
Date:   September 27, 1996                      Date:   September 27, 1996

                           ANNUAL REPORT ON FORM 10-K

                           ITEM 14(a)(1), (2) and (d)

                                      AND

             INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULE

                          FINANCIAL STATEMENT SCHEDULE

                            YEAR ENDED JUNE 29, 1996

                      THOMASTON MILLS, INC. AND SUBSIDIARY

                               Thomaston, Georgia

                       FORM 10-K - ITEM 14(a)(1) and (2)
                      THOMASTON MILLS, INC. AND SUBSIDIARY
         INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

        The following consolidated financial statements and notes thereto of Thomaston Mills, Inc. and subsidiary included in the annual report of the registrant to its shareholders for the year ended June 29, 1996 are incorporated by reference in Item 8:

        Consolidated Balance Sheets - June 29, 1996 and July 1, 1995

        Consolidated Statements of Shareholders' Equity - fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994.

        Consolidated Statements of Income - fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994

        Consolidated Statements of Cash Flows - fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994

        Notes to Consolidated Financial Statements - June 29, 1996

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

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     THOMASTON MILLS, INC. AND SUBSIDIARY

- ------------------------------------------------------------------------------------------------------------------------
           COL. A                          COL. B          COL. B          COL. C            COL. D           COL. E
- ------------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
- ------------------------------------------------------------------------------------------------------------------------
                                                                             (2)
                                                             (1)          CHARGED TO
                                         BALANCE AT       CHARGED TO        OTHER
                                        BEGINNING OF      COSTS AND       ACCOUNTS -       DEDUCTIONS     BALANCE AT END
                                           PERIOD         EXPENSES         DESCRIBE         DESCRIBE         OF PERIOD
- ------------------------------------------------------------------------------------------------------------------------
Peiod ended June 29, 1996:
  Allowance for doubtful accounts       $  415,000       $  115,611       $      ---       $  115,611       $  415,000

Period ended July 1, 1995:
  Allowance for doubtful accounts       $  415,000       $   28,586       $      ---       $   28,586       $  415,000

Period ended July 2, 1994:
  Allowance for doubtful accounts       $  490,000       $  298,813       $      ---       $  373,813       $  415,000


Note:  Amounts included in column D are accounts written off during the periods.