Form 10-Q
period 1996-09-28
THOMASTON MILLS INC
filed 1996-11-12
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                     20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 28, 1996            Commission File No. 0-1915



                             THOMASTON MILLS, INC.
-------------------------------------------------------------------------------

        GEORGIA                                58-0460470
-------------------------------            --------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


        115 East Main Street, P.O. Box 311, Thomaston, Georgia  30286
-------------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code (706) 647-7131.


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

Class A  Common Stock $1 Par Value - 5,620,518 Shares including
         710,888 Treasury Shares

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

                Condensed consolidated balance sheets -- September 28, 1996 and June 29, 1996.

                Condensed consolidated statements of operations -- three months ended September 28, 1996 and three months ended September 30, 1995.

                Condensed consolidated statements of changes in cash flows -- three months ended September 28, 1996 and three months ended
                September 30, 1995.

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

Item 3.         Defaults upon Senior Securities

Item 4.         Submission of Matters to vote of Security Holders

Item 5.         Other information

Item 6.         Exhibits and Reports on Form 8-K



SIGNATURES

PART 1 -        FINANCIAL INFORMATION

                     THOMASTON MILLS, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                          Sept. 28, 1996             June 29, 1996
                                                          --------------             -------------
ASSETS
CURRENT ASSETS
   Cash & cash equivalents                              $       1,438              $         2,077
   Accounts receivable, less allowance of
       $415 at both dates                                      48,865                       50,408
   Inventories--Note B                                         47,781                       42,710
   Other current assets                                         2,248                        1,853
                                                        -------------              ---------------
          TOTAL CURRENT ASSETS                                100,332                       97,048

PROPERTY, PLANT AND EQUIPMENT                                 234,304                      233,694
   Less allowances for depreciation                           147,264                      143,071
                                                        -------------              ---------------
                                                               87,040                       90,623
OTHER ASSETS                                                    1,859                        1,788
                                                        -------------              ---------------
                                                        $     189,231              $       189,459
                                                        =============              ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                     $      15,919              $        15,880
   Accrued liabilities                                          7,752                        6,288
   Federal and State income taxes                                   0                          844
   Current portion of long-term debt
      and capital lease obligations                             3,024                        2,748
                                                        -------------              ---------------
          TOTAL CURRENT LIABILITIES                            26,695                       25,760

OBLIGATIONS UNDER CAPITAL LEASE -
   LESS CURRENT PORTION                                         1,383                        1,486

LONG-TERM DEBT                                                 46,669                       46,065

DEFERRED INCOME TAXES                                           6,874                        6,874

OTHER LIABILITIES                                                 221                          204

SHAREHOLDERS' EQUITY
   Class A Common Stock--5,620,518 shares
      outstanding including 710,888 treasury shares at
      September 28, 1996 and 719,688 at June 29, 1996           5,621                        5,621
   Class B Common Stock--1,873,506 shares
      outstanding including 243,140 treasury shares             1,873                        1,873
   Additional paid-in capital                                   8,904                        8,904
   Retained earnings                                           96,411                       98,092
                                                        -------------              ---------------
                                                              112,809                      114,490

Less treasury stock - at cost                                   5,420                        5,420
                                                        -------------              ---------------
                                                              107,389                      109,070
                                                        -------------              ---------------
                                                        $     189,231              $       189,459
                                                        =============              ===============

NOTE: The Balance Sheet at June 29, 1996 has been derived from the Audited Financial Statements at that date. See Note to Condensed Financial Statements.

                     THOMASTON MILLS, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in Thousands except Share and Per Share Data)

                                                       Three Months Ended
                                            Sept. 28, 1996           Sept. 30, 1995
                                           ----------------           --------------
Net sales                                    $     68,913             $     68,596
Cost of sales                                      64,849                   62,002
                                             ------------             ------------
                                                    4,064                    6,594

Selling, general
   and administrative expenses                      5,219                    5,083
                                             ------------             ------------
                                                   (1,155)                   1,511

Other income                                           63                      200
                                             ------------             ------------
                                                   (1,092)                   1,711

Interest expense                                      829                      775
                                             ------------             ------------

Income (loss) before
   income taxes                                    (1,921)                     936

Provision for income taxes
   (benefit)                                         (730)                     356
                                             ------------             ------------
Net income (loss)                            $     (1,191)            $        580
                                             ============             ============



AVERAGE NUMBER OF SHARES                        6,545,863                6,536,009

Data Per Share:

   Net income (loss)                         $      (0.18)            $       0.09

   Dividends paid                            $     0.0750             $     0.0725

                     THOMASTON MILLS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                     THREE MONTHS ENDED        Three Months Ended
                                                     SEPTEMBER 28, 1996        September 30, 1995
                                                     ------------------        ------------------
OPERATING ACTIVITIES
Net income (loss)                                         $      (1,191)            $         580
Adjustments to reconcile net income (loss) to
   to net cash provided by operating activities:
      Depreciation and amortization                               4,522                     4,180
Changes in operating assets and
   liabilities:
      Accounts receivable                                         1,543                     3,173
      Inventories                                                (5,071)                     (853)
      Other assets                                                 (318)                     (131)
      Accounts payable and accrued expenses                         905                    (1,704)
                                                          -------------             -------------

      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                          390                     5,245

INVESTING ACTIVITIES
Purchases of property, plant and equipment                         (938)                   (3,653)
Decrease in unexpended construction funds                             0                     2,217
                                                          -------------             -------------

      NET CASH USED IN INVESTING
      ACTIVITIES                                                   (938)                   (1,436)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit
   and long-term debt                                            20,000                         0
Principal payments on revolving lines of credit,
   long term debt and capital lease obligations                 (19,600)                   (3,605)
Exercise of stock options                                             0                        54
Cash dividends paid                                                (491)                     (474)
                                                          -------------             -------------

      NET CASH USED IN
      FINANCING ACTIVITIES                                          (91)                   (4,025)
                                                          -------------             -------------
      INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                             (639)                     (216)

Cash and cash equivalents at beginning
   of period                                                      2,077                     1,544
                                                          -------------             -------------
Cash and cash equivalents at end
   of period                                              $       1,438             $       1,328
                                                          =============             =============

THOMASTON MILLS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 1996


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ending June 28, 1997. Certain Fiscal 1996 balances have been reclassified to conform with the Fiscal 1997 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 29, 1996.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                                                       (Dollars in Thousands)
                                          SEPTEMBER 28, 1996               June 29, 1996
                                          ------------------               ------------
     Raw materials                             $     10,138                 $     9,978
     Work in process                                 28,756                      21,776
     Finished products                               21,968                      24,037
     LIFO reserve                                   (13,081)                    (13,081)
                                               ------------                 -----------
                                               $     47,781                 $    42,710
                                               ============                 ===========

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

For the first fiscal quarter ended September 28, 1996, sales were $68,913,000 reflecting less than a 1% increase over sales of $68,596,000 for the first quarter last year. Slow markets in the Company's consumer products area resulted in a decline in both units shipped and average sales value per unit. The Company's sales yarn area experienced an increase in units shipped; however, depressed market conditions resulted in a decline in average product mix sales value per unit. Sales of the Company's apparel products remained steady or increased slightly.

Cost of goods sold increased to 94.1% of sales for first quarter 1997 as compared to 90.4% of sales in first quarter 1996. Increases in cotton prices were the primary cause of the increase in cost of goods sold. The Company anticipates the 1996-97 cotton crop may bring lower cotton prices due to projected increased worldwide availability.

The reduction in average sales price and increased cost of goods sold resulted in gross profit of $4,064,000 or 5.9% of sales for first quarter 1997 as compared to gross profit of $6,594,000 or 9.6% of sales for first quarter 1996.

Selling, general and administrative expenses were $5,219,000 or 7.6% of sales in first quarter 1997 and $5,083,000 or 7.4% of sales in first quarter 1996. During first quarter 1997, the Company continued its investments in design, marketing and advertising expenses necessitated by the planned upgrading of the Company's consumer products line.

Other income decreased from $200,000 in first quarter 1996 to $63,000 in first quarter 1997. Other income consists primarily of interest earned and sales of miscellaneous obsolete equipment.

Interest expense increased $54,000 from $775,000 in first quarter 1996 to $829,000 in first quarter 1997. This 7.0% increase is the result of higher average borrowings.

Income tax expense (benefit) for the first quarter of both 1996 and 1997 was 38.0% of taxable income, which approximates the statutory income tax rate for the tax jurisdictions in which the Company operates.

Net income for first quarter 1996 was $580,000 or $.09 per share compared to a net loss for first quarter 1997 of $1,191,000 or $.18 per share. Management believes this loss is the result of increased raw material prices and decreased gross margins resulting from poor market conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position. At September 28, 1996, working capital was $73,637,000 as compared to $70,013,000 at September 30, 1995. The ratio of current assets to current liabilities was 3.8:1 at September 28, 1996 and 4.4:1 at September 30, 1995.

Cash provided by operating activities amounted to $390,000 for first quarter 1997, and was the principal source of funds for the quarter.

The Company's primary use of funds during first quarter 1997 was $938,000 in purchases of property, plant and equipment and $91,000 in principal payments on revolving lines of credit, long-term debt and capital lease obligations.

During first quarter 1997, the Company completed the financing for an expansion of the Lakeside Comforter Plant and an addition of a new Dye Range. This project was begun in the fourth quarter 1996. Financing is provided with $18,000,000 in taxable Industrial Revenue Bonds issued through the Thomaston-Upson County Industrial Development Authority. These bonds will be retired over a fifteen year period with interest only payable for the first three years. Proceeds from the sale of the bonds were applied to the Company's revolving credit facility until needed for the project.

During the fourth quarter of fiscal year 1996, the Company revised and expanded its revolving credit agreement which provides for unsecured borrowings of up to $27,000,000. At September 28, 1996, an additional $18,500,000 was available under this agreement.

INVENTORIES

Inventories at September 28, 1996 and September 30, 1995 were $47,781,000 and $40,519,000 respectively. Total inventory turns on an average annualized rate were 5.4 times for first quarter 1997 and 6.1 times for first quarter 1996.

RAW MATERIALS

The Company's primary raw material is cotton. As a commodity, cotton is traded on established markets and periodically experiences price fluctuations. The Company monitors the cotton market and buys its cotton from brokers. The Company has not had and does not anticipate any material difficulty in obtaining cotton.

In order to assure a continuous supply of cotton, the Company enters into cotton purchase contracts for several months in advance of delivery which either provide for (1) fixed quantities to be purchased at a pre-determined price, or (2) fixed quantities to be purchased at a price to be determined (at a later date). When the Company sells its product to its customers, the cost of cotton under existing cotton purchase contracts is taken into account in calculating the price for the Company's product. The Company generally attempts to match product sales contracts with fixed price cotton purchase contracts and uses market price cotton contracts to anticipate future needs and subsequent product sales contracts. To the extent prices are sometimes fixed in advance of shipment, the Company may benefit from its cotton purchase contracts to the extent prices thereafter rise, or may incur increased costs to the extent prices thereafter fall.

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

PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          (a) As of September 28, 1996, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

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

          (a)     (b)     (c)     (d)     Not applicable.

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:

                        27.0    Financial Data Schedule (for SEC purposes only)

                        99.1 Quarterly Report to Shareholders dated September 28, 1996

          (b) The Company did not file any reports on Form 8-K during the three months ended September 28, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Thomaston Mills, Inc.



                                          Neil H. Hightower
                                          -----------------------------
                                          Neil H. Hightower
                                          President and Chief
Date:   November 12, 1996                         Executive Officer




                                          Rosser R. Raines
                                          -----------------------------
                                          Rosser R. Raines
                                          Treasurer-Principal Financial
Date:   November 12, 1996                         Officer