Form 10-Q
period 1996-12-28
THOMASTON MILLS INC
filed 1997-02-05
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                     20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 28, 1996                  Commission File No. 0-1915



                             THOMASTON MILLS, INC.
-------------------------------------------------------------------------------


            GEORGIA                                    58-0460470
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



         115 East Main Street, P.O. Box 311, Thomaston, Georgia  30286
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


Yes   X     No
    -----      -----

                                     INDEX
                      THOMASTON MILLS, INC. AND SUBSIDIARY



PART 1.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Condensed consolidated balance sheets -- December 28, 1996 and June 29, 1996.

             Condensed consolidated statements of operations -- three months ended December 28, 1996 and three months ended December 30, 1995 and six months ended December 28, 1996 and six months ended December 30, 1995.

             Condensed consolidated statements of changes in cash flows -- six months ended December 28, 1996 and six months ended December 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

Item 2.      Changes in Securities

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to vote of Security Holders

Item 5.      Other information

Item 6.      Exhibits and Reports on Form 8-K



SIGNATURES

PART 1 -  FINANCIAL INFORMATION

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                      Dec. 28, 1996         June 29, 1996
                                                      -------------         -------------
ASSETS
CURRENT ASSETS
   Cash & cash equivalents                            $       1,942         $       2,077
   Accounts receivable, less allowance of
       $415 at both dates                                    44,385                50,408
   Inventories--Note B                                       49,436                42,710
   Other current assets                                       2,743                 1,853
                                                      -------------         -------------
          TOTAL CURRENT ASSETS                               98,506                97,048

PROPERTY, PLANT AND EQUIPMENT                               236,056               233,694
   Less allowances for depreciation                         151,748               143,071
                                                      -------------         -------------
                                                             84,308                90,623
OTHER ASSETS                                                  2,120                 1,788
                                                      -------------         -------------
                                                      $     184,934         $     189,459
                                                      =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                   $       7,440         $      15,880
   Accrued liabilities                                        7,052                 6,288
   Federal and State income taxes                                 0                   844
   Current portion of long-term debt
      and capital lease obligations                           3,024                 2,748
                                                      -------------         -------------
          TOTAL CURRENT LIABILITIES                          17,516                25,760

OBLIGATIONS UNDER CAPITAL LEASE -
   LESS CURRENT PORTION                                       1,294                 1,486

LONG-TERM DEBT                                               52,807                46,065

DEFERRED INCOME TAXES                                         6,874                 6,874

OTHER LIABILITIES                                               236                   204

SHAREHOLDERS' EQUITY
   Class A Common Stock--5,620,518 shares
      outstanding including 710,888 treasury shares at
      December 28, 1996 and 719,688 at June 29, 1996          5,621                 5,621
   Class B Common Stock--1,873,506 shares
      outstanding including 243,140 treasury shares           1,873                 1,873
   Additional paid-in capital                                 8,904                 8,904
   Retained earnings                                         95,229                98,092
                                                      -------------         -------------
                                                            111,627               114,490

Less treasury stock - at cost                                 5,420                 5,420
                                                      -------------         -------------
                                                            106,207               109,070
                                                      -------------         -------------
                                                      $     184,934         $     189,459
                                                      =============         =============

NOTE: The Balance Sheet at June 29, 1996 has been derived from the Audited Financial Statements at that date. See Note to Condensed Financial Statements.

                    THOMASTON MILLS, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in Thousands except Share and Per Share Data)


                                        Three Months Ended                  Six Months Ended
                                DEC. 28, 1996      Dec. 30, 1995     DEC. 28, 1996    Dec. 30, 1995
                               --------------      -------------   ----------------   -------------
Net sales                      $       68,172      $      61,385   $        137,085   $     129,981
Cost of sales                          63,518             57,244            128,367         119,246
                               --------------      -------------   ----------------   -------------
                                        4,654              4,141              8,718          10,735

Selling, general
   and administrative expenses          4,913              4,918             10,132          10,001
                               --------------      -------------   ----------------   -------------
                                         (259)              (777)            (1,414)            734

Other income (expense)-net                100                113                163             313
                               --------------      -------------   ----------------   -------------
                                         (159)              (664)            (1,251)          1,047

Interest expense                          957                791              1,786           1,566
                               --------------      -------------   ----------------   -------------

Income (loss) before
   income taxes                        (1,116)            (1,455)            (3,037)           (519)

Provision for income taxes
   (benefit)                             (424)              (553)            (1,154)           (197)
                               --------------      -------------   ----------------   -------------

Net income (loss)              $         (692)     $        (902)            (1,883)           (322)
                               ==============      =============   ================   =============



AVERAGE NUMBER OF SHARES            6,547,579          6,537,196          6,546,744       6,536,603

Data Per Share:

   Net income (loss)           $      (0.1100)     $     (0.1400)           (0.2900)        (0.0500)

   Dividends paid              $       0.0750      $      0.0725             0.1500          0.1450

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)



                                             Six Months Ended          Six Months Ended
                                             December 28, 1996         December 30, 1995
                                            -------------------       ------------------
OPERATING ACTIVITIES
Net income (loss)                           $          (1,883)        $            (322)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
      Depreciation and amortization                     9,029                     8,361
      Loss (gain) on sale of property, plant
      and equipment                                       161                         7
Changes in operating assets and
   liabilities:
      Accounts receivable                               6,023                    11,727
      Inventories                                      (6,726)                   (5,070)
      Other assets                                     (1,221)                     (548)
      Accounts payable and accrued expenses            (8,112)                   (7,669)
                                            -----------------         -----------------
      NET CASH (USED IN) PROVIDED  BY
      OPERATING ACTIVITIES                             (2,729)                    6,486

INVESTING ACTIVITIES
Purchases of property, plant and equipment             (2,876)                   (7,085)
Decrease in unexpended construction funds                   0                     3,242
Proceeds from sales of property, plant
   and equipment                                            1                         0
                                            -----------------         -----------------
      NET CASH USED IN INVESTING
      ACTIVITIES                                       (2,875)                   (3,843)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit
   and long-term debt                                  29,000                     2,000
Principal payments on revolving lines of
   credit, long-term debt and capital lease
   obligations                                        (22,550)                   (3,913)
Exercise of stock options                                   0                        54
Cash dividends paid                                      (981)                     (948)
                                            -----------------         -----------------
      NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                              5,469                    (2,807)
                                            -----------------         -----------------
      DECREASE IN CASH
      AND CASH EQUIVALENTS                               (135)                     (164)

Cash and cash equivalents at beginning
   of period                                            2,077                     1,544
                                            -----------------         -----------------
Cash and cash equivalents at end
   of period                                $           1,942         $           1,380
                                            =================         =================

THOMASTON MILLS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 28, 1996 are not necessarily indicative of the results that may be expected for the year ending June 28, 1997. Certain Fiscal 1996 balances have been reclassified to conform with the Fiscal 1997 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 29, 1996.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                             (Dollars in Thousands)
                    December 28, 1996       June 29, 1996
                   -------------------     ---------------
Raw materials      $         9,782         $         9,978
Work in process             29,270                  21,776
Finished products           22,815                  24,037
LIFO reserve               (12,431)                (13,081)
                   ---------------         ---------------
                   $        49,436         $        42,710
                   ===============         ===============

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the second fiscal quarter ended December 28, 1996 increased 11.1% to $68,172,000 as compared to sales of $61,385,000 for the second quarter last year. For the first six months of fiscal year 1997, sales were $137,085,000, which reflects a 5.5% increase over sales of $129,981,000 for the first six months of fiscal year 1996. Although each of the Company's product groups, Consumer, Industrial and Apparel, experienced sales increases for the quarter and the first six months of fiscal year 1997, increased pressure on margins in each of the markets served by the Company resulted in gross profit as a percentage of sales remaining constant for the quarter and declining for the six months.

Cost of goods sold remained steady at 93.2% of sales for the second quarter of fiscal years 1997 and 1996. For the first six months of fiscal year 1997, cost of goods sold was 93.6% of sales as compared to cost of goods sold of 91.7% of sales for the year - earlier period. The increases in sales for the current six months have resulted in some improvement in capacity utilization; however, current sales levels do not allow for optimum usage of the Company's manufacturing facilities. Raw material prices have also improved slightly.

Gross profit for the second quarter of fiscal years 1997 and 1996 was 6.8% of sales. Increased sales were offset by increased cost of goods sold with profit margins remaining constant. Gross profit for the first six months of fiscal year 1997 was 6.4% of sales as compared to 8.3% of sales for the first six months of fiscal year 1996.

Selling, general and administrative expenses were $4,913,000 or 7.2% of sales in second quarter and $10,132,000 or 7.4% of sales in the first six months of fiscal year 1997. Selling, general and administrative expenses for the second quarter and first six months of fiscal year 1996 were $4,918,000 or 8.0% of sales and $10,001,000 or 7.7% of sales respectively. The Company strives to maintain selling, general and administrative expenses at a low percentage of sales ratio.

Other income was $100,000 in second quarter and $163,000 for the first six months of fiscal year 1997 as compared to $113,000 in second quarter and $313,000 for the first six months of fiscal year 1996. Other income consists primarily of interest earned and sales of miscellaneous obsolete equipment.

Interest expense increased $166,000 from $791,000 in second quarter fiscal year 1996 to $957,000 in second quarter fiscal year 1997. For the first six months of fiscal year 1997, interest expense was $1,786,000 as compared to $1,566,000 for the first six months last year. This increase was primarily the result of slightly higher interest rates and additional borrowings associated with the Company's expansion of the Lakeside Comforter Plant and the addition of a new Dye Range.

Income tax expense (benefit) for the second quarter and first six months of fiscal years 1997 and 1996 was 38% of taxable income (loss), which approximates the statutory income tax rate for the tax jurisdictions in which the Company operates.

The Company lost $692,000 or $.11 per share for the second quarter and $1,883,000 or $.29 per share for the first six months of fiscal year 1997. Net loss for the comparable quarter and six months last year was $902,000 or $.14 per share and $322,000 or $.05 per share respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position. At December 28, 1996, working capital was $80,990,000 as compared to $70,235,000 at December 30, 1995. The ratio of current assets to current liabilities was 5.62:1 at December 28, 1996 and 5.24:1 at December 30, 1995.

Cash provided by financing activities totaling $5,469,000 was the principal source of funds for the six months ended December 28, 1996. The Company's primary use of funds during the first six months of fiscal year 1997 was $2,875,000 in purchases of property, plant and equipment and $2,729,000 in operating activities.

During the first quarter of fiscal year 1997, the Company completed the financing for an expansion of the Lakeside Comforter Plant and an addition of a new Dye Range. This project was begun in the fourth quarter of fiscal year 1996. Financing is provided with $18,000,000 in taxable Industrial Revenue Bonds issued through the Thomaston-Upson County Industrial Development Authority. These bonds will be retired over a fifteen year period with interest only payable for the first three years. Proceeds from the sale of the bonds were applied to the Company's revolving credit facility until needed for the project.

During the fourth quarter of fiscal year 1996, the Company revised and expanded its revolving credit agreement which provides for unsecured borrowings of up to $27,000,000. At December 28, 1996, $10,500,000 was available under this agreement.

The Company had capital expenditure commitments at December 28, 1996 for $8.0 million, primarily for machinery and equipment. Management believes that cash provided by operating activities and the revolving credit agreement will be sufficient to finance capital requirements and operating needs of the Company for fiscal 1997.

INVENTORIES

Inventories at December 28, 1996 and December 30, 1995 were $49,436,000 and $44,736,000 respectively. This increase in inventory is primarily the result of a buildup in work in process inventory to cover future orders. Total inventory turnover on an average annualized rate were 5.2 turns for the first six months of fiscal year 1997 and 5.3 turns for the first six months of fiscal year 1996.

RAW MATERIALS

The Company's primary raw material is cotton. As a commodity, cotton is traded on established markets and periodically experiences price fluctuations. The Company monitors the cotton market and buys its cotton from brokers. The Company has not had and does not anticipate any material difficulty in obtaining cotton.

In order to assure a continuous supply of cotton, the Company enters into cotton purchase contracts for several months in advance of delivery which either provide for (1) fixed quantities to be purchased at a pre-determined price, or (2) fixed quantities to be purchased at a price to be determined (at a later date). When the Company sells its product to its customers, the cost of cotton under existing cotton purchase contracts is taken into account in calculating the price for the Company's product. The Company generally attempts to match product sales contracts with fixed price cotton purchase contracts and uses market price cotton contracts to anticipate future needs and subsequent product sales contracts. To the extent prices are sometimes fixed in advance of shipment, the Company may benefit from its cotton purchase contracts, to the extent prices thereafter rise, or may incur increased cost, to the extent prices thereafter fall.

GATT

In December 1993, 117 countries reached an agreement under the General Agreement on Tariffs and Trade that would cover new areas of trade, further cut tariffs and strengthen multilateral free-trade rules by creating a World Trade Organization (WTO) as its successor. This agreement was ratified by the United States Congress and went into effect on July 1, 1995. As part of this new agreement, the Multifiber Arrangement (MFA) under which textile and apparel trade had been controlled, will be phased out along with its import quotas over a 10-year period. Tariffs on textiles will be cut by an average of 11.6% over 10 years. A weighted average tariff for products sold by Thomaston Mills, if imported, would be cut by 8.8%. Under the agreement, quotas on the least sensitive import products will be phased out over the first five years and quotas on the most sensitive import products will not be affected until the latter part of the ten- year period.

The WTO agreement contains some provisions which may have a favorable impact on the textile industry. An assembly rule of origin amendment makes it illegal for a non- WTO member country to assemble garments from pieces cut in a member country and then export the garments as originating in the country where they were cut. Additionally, the agreement preserves the authority of the President of the United States to control imports from non-WTO countries such as Taiwan or China.

Although the WTO agreement may reduce the cost of certain imported textiles, the Company believes that upgraded technology resulting in increased productivity and lower costs will enable it to compete in a global market.

PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         (a) As of December 28, 1996, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

         (b)  Not applicable

ITEM 2.  CHANGE IN SECURITIES

         (a)  (b)    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)  (b)    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The election of directors and selection of Ernst & Young as the Company's independent auditors were approved by the holders of the Company's Class B Common Stock at the Annual Meeting of Shareholders held on October 3, 1996. Set forth below are the results of the voting:


                                VOTES             VOTES
                                FOR               AGAINST        ABSTENTIONS
                                ---------         -------        -----------
ELECTION OF DIRECTORS

  Thomas D. Adams, Jr.          1,478,037              0              4,001
  C. Ronald Barfield            1,478,037              0              4,001
  Archie H. Davis               1,478,037              0              4,001
  H. Stewart Davis              1,478,037              0              4,001
  George H. Hightower           1,478,037              0              4,001
  George H. Hightower, Jr.      1,478,037              0              4,001
  Neil H. Hightower             1,478,037              0              4,001
  William H. Hightower, Jr.     1,478,037              0              4,001
  Rosser R. Raines              1,478,037              0              4,001
  Dr. Jerry M. Williamson       1,478,037              0              4,001
  Dom H. Wyant                  1,478,037              0              4,001

SELECTION OF ERNST & YOUNG      1,478,191            336              3,161

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              13.1   Quarterly Report to Shareholders dated December 28, 1996

              27.0   Financial Data Schedule (for SEC purposes only)

              99.1   Press Release

         (b) The Company did not file any reports on Form 8-K during the three months ended December 28, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Thomaston Mills, Inc.



                                      /s/ Neil H. Hightower
                                      -----------------------------
                                      Neil H. Hightower
                                      President and Chief
Date:    February 11, 1997            Executive Officer
         -----------------


                                      /s/ Rosser R. Raines
                                      -----------------------------
                                      Rosser R. Raines
                                      Treasurer-Principal Financial
Date:    February 11, 1997            Officer
         -----------------