Form 10-Q
period 1997-03-29
THOMASTON MILLS INC
filed 1997-05-12
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 29, 1997                    Commission File No. 0-1915



                              THOMASTON MILLS, INC.
--------------------------------------------------------------------------------


                 GEORGIA                               58-0460470
-------------------------------------      -------------------------------------
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


Yes   X       No
   ------       -------

                                      INDEX
                      THOMASTON MILLS, INC. AND SUBSIDIARY


PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets -- March 29, 1997 and June 29, 1996.

           Condensed consolidated statements of operations -- three months ended March 29, 1997 and three months ended March 30, 1996 and nine months ended March 29, 1997 and nine months ended March 30, 1996.

           Condensed consolidated statements of changes in cash flows -- nine months ended March 29, 1997 and nine months ended March 30, 1996.

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

Item 3.         Defaults upon Senior Securities

Item 4.         Submission of Matters to vote of Security Holders

Item 5.         Other information

Item 6.         Exhibits and Reports on Form 8-K



SIGNATURES

PART 1 -    FINANCIAL INFORMATION

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                               MAR. 29, 1997    June 29, 1996
                                                               --------------   --------------

ASSETS
CURRENT ASSETS
   Cash & cash equivalents                                     $        1,297   $        2,077
   Accounts receivable, less allowance of
       $415 at both dates                                              44,987           50,408
   Inventories--Note B                                                 52,612           42,710
   Other current assets                                                 4,349            1,853
                                                               --------------   --------------
          TOTAL CURRENT ASSETS                                        103,245           97,048

PROPERTY, PLANT AND EQUIPMENT                                         243,227          233,694
   Less allowances for depreciation                                   156,206          143,071
                                                               --------------   --------------
                                                                       87,021           90,623
OTHER ASSETS                                                            2,306            1,788
                                                               --------------   --------------
                                                               $      192,572   $      189,459
                                                               ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                            $       13,217   $       15,880
   Accrued liabilities                                                  7,545            6,288
   Federal and State income taxes                                           0              844
   Current portion of long-term debt
      and capital lease obligations                                     3,024            2,748
                                                               --------------   --------------
          TOTAL CURRENT LIABILITIES                                    23,786           25,760

OBLIGATIONS UNDER CAPITAL LEASE -
   LESS CURRENT PORTION                                                 1,203            1,486

LONG-TERM DEBT                                                         56,612           46,065

DEFERRED INCOME TAXES                                                   6,874            6,874

OTHER LIABILITIES                                                         236              204

SHAREHOLDERS' EQUITY
   Class A Common Stock--5,620,518 shares
     outstanding including 710,888 treasury shares                      5,621            5,621
   Class B Common Stock--1,873,506 shares
      outstanding including 243,140 treasury shares                     1,873            1,873
   Additional paid-in capital                                           8,904            8,904
   Retained earnings                                                   92,883           98,092
                                                               --------------   --------------
                                                                      109,281          114,490

Less treasury stock - at cost                                           5,420            5,420
                                                               --------------   --------------
                                                                      103,861          109,070
                                                               --------------   --------------
                                                               $      192,572   $      189,459
                                                               ==============   ==============



NOTE: The Balance Sheet at June 29, 1996 has been derived from the Audited Financial Statements at that date. See Note to Condensed Financial Statements.

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands except Share and Per Share Data)



                                               Three Months Ended               Nine Months Ended
                                           MAR. 29, 1997   Mar. 30, 1996   MAR. 29, 1997   Mar. 30, 1996
                                           -------------    ------------    ------------   -------------
Net sales                                  $     70,730    $     66,150    $    207,815    $    196,131
Cost of sales                                    67,445          61,612         195,812         180,858
                                           ------------    ------------    ------------    ------------
                                                  3,285           4,538          12,003          15,273

Selling, general
   and administrative expenses                    5,724           4,785          15,856          14,786
                                           ------------    ------------    ------------    ------------
                                                 (2,439)           (247)         (3,853)            487

Other income (expense)-net                          120             128             283             441
                                           ------------    ------------    ------------    ------------
                                                 (2,319)           (119)         (3,570)            928

Interest expense                                    672             836           2,458           2,402

Income (loss) before
   income taxes                                  (2,991)           (955)         (6,028)         (1,474)

Provision for income taxes
   (benefit)                                     (1,136)           (363)         (2,290)           (560)
                                           ------------    ------------    ------------    ------------

Net income (loss)                          $     (1,855)   $       (592)   $     (3,738)   $       (914)
                                           ============    ============    ============    ============



AVERAGE NUMBER OF SHARES                      6,547,733       6,537,196       6,547,080       6,536,800

Data Per Share:

   Net income (loss)                       $    (0.2800)   $    (0.0900)   $    (0.5700)   $    (0.1400)

   Dividends paid                          $     0.0750    $     0.0725    $     0.2250    $     0.2175

                     THOMASTON MILLS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (Unaudited)

                                                     Nine Months Ended                 Nine Months Ended
                                                        March 29, 1997                    March 30, 1996
OPERATING ACTIVITIES
Net income (loss)                                  $           (3,738)                $            (914)
Adjustments to reconcile net (loss) income
 to net cash provided by operating
 activities:
   Depreciation and amortization                               13,561                            12,542
   (Gain) loss on sale of property, plant
   and equipment                                                   (7)                                8
Changes in operating assets and
 liabilities:
   Accounts receivable                                          5,421                             9,909
   Inventories                                                 (9,902)                           (4,985)
   Other assets                                                (3,014)                           (2,091)
   Accounts payable and Accrued expenses                       (1,841)                           (7,631)
                                                   ------------------                 -----------------

   NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                           480                             6,838

INVESTING ACTIVITIES

Purchases of property, plant and equipment                     (9,963)                          (10,337)
Less capital lease obligations incurred                             0                               557
                                                   ------------------                ------------------
Cash for property, plant and equipment                         (9,963)                           (9,780)
Proceeds from sales of property, plant
  and equipment                                                    11                                 0
Decrease in unexpended construction funds                           0                             3,556
                                                   ------------------                ------------------
   NET CASH USED IN INVESTING
   ACTIVITIES                                                  (9,952)                           (6,224)

FINANCING ACTIVITIES

Proceeds from revolving lines of credit
  and long-term debt                                           33,000                             5,557
Less capital lease obligations incurred                             0                              (557)
                                                   ------------------                ------------------
Cash proceeds from borrowing                                   33,000                             5,000
Principal payments on revolving lines of
  credit, long-term debt and capital lease
  obligations                                                 (22,836)                           (4,223)
Exercise of stock options                                           0                                54
Cash dividends paid                                            (1,472)                           (1,422)
                                                   ------------------                ------------------
   NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                         8,692                              (591)
                                                   ------------------                ------------------
   (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                          (780)                               23

Cash and cash equivalents at beginning
  of period                                                     2,077                             1,544
                                                   ------------------                ------------------
Cash and cash equivalents at end
  of period                                        $            1,297                 $           1,567
                                                   ==================                ==================

THOMASTON MILLS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ending June 28, 1997. Certain Fiscal 1996 balances have been reclassified to conform with the Fiscal 1997 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 29, 1996.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                                               (Dollars in Thousands)
                                           MARCH 29, 1997    June 29, 1996
                                           --------------    --------------
Raw materials                              $        9,556    $        9,978
Work in process                                    32,831            21,776
Finished products                                  22,331            24,037
LIFO reserve                                      (12,106)          (13,081)
                                           --------------    --------------
                                           $       52,612    $       42,710
                                           ==============    ==============

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the third fiscal quarter ended March 29, 1997 increased 6.9% to $70,730,000 as compared to sales of $66,150,000 for the third quarter last year. For the first nine months of fiscal year 1997, sales were $207,815,000, which reflects a 6.0% increase over sales of $196,131,000 for the first nine months of fiscal year 1996. On a quarter to quarter basis, sales in the Company's Consumer group increased while Apparel sales remained relatively constant and sales in the Industrial area declined. For the nine months this year, sales in each of the Company's product areas are ahead of sales in the nine months a year ago.

Cost of goods sold was 95.4% of sales for the third quarter and 94.2% of sales for the nine months ended March 29, 1997. For the third quarter and nine months last year, cost of goods sold was 93.1% of sales and 92.2% of sales, respectively. Although the increases in sales for the most recent nine months have resulted in some improvement in capacity utilization, current sales levels do not allow for optimum usage of the Company's manufacturing facilities. Low capacity utilization generated higher fixed cost per unit. A decline in raw material prices was offset by increased price competition in the markets served by the Company's Apparel and Industrial products.

Gross profit for the third quarter was 4.6% of sales as compared to 6.9% of sales for the third quarter last year. For the most recent nine months, gross profit was 5.8% of sales. For the nine months last year, gross profit was 7.8% of sales. Increased sales were more than offset by increased cost of goods sold resulting in decreased profit margins.

Selling, general and administrative expenses were $5,724,000 or 8.1% of sales in third quarter and $15,856,000 or 7.6% of sales in the first nine months of fiscal year 1997. Selling, general and administrative expenses for the third quarter and first nine months of fiscal year 1996 were $4,785,000 or 7.2% of sales and $14,786,000 or 7.5% of sales, respectively. The increase in selling, general and administrative expenses can be attributed to the planned strengthening of the Company's sales and marketing function along with a general wage increase implemented January 1, 1997. The Company strives to maintain selling, general and administrative expenses at a low percentage of sales ratio.

Other income was $120,000 in third quarter and $283,000 for the first nine months of fiscal year 1997 as compared to $128,000 in third quarter and $441,000 for the first nine months of fiscal year 1996. Other income consists primarily of interest earned and sales of miscellaneous obsolete equipment.

Interest expense decreased $164,000 from $836,000 in third quarter fiscal year 1996 to $672,000 in third quarter fiscal year 1997. This decrease was primarily the result of capitalized interest on borrowings associated with the Company's expansion of the Lakeside Comforter Plant and the addition of a new Dye Range. For the first nine months of fiscal year 1997, interest expense was $2,458,000 as compared to $2,402,000 for the first nine months last year.

Income tax expense (benefit) for the third quarter and first nine months of fiscal years 1997 and 1996 was 38% of taxable income (loss), which approximates the statutory income tax rate for the tax jurisdictions in which the Company operates.

The Company lost $1,855,000 or $.28 per share for the third quarter and $3,738,000 or $.57 per share for the first nine months of fiscal year 1997. Net loss for the comparable quarter and nine months last year was $592,000 or $.09 per share and $914,000 or $.14 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a strong financial position. At March 29, 1997 working capital was $79,459,000 as compared to $73,287,000 at March 30, 1996. The ratio of current assets to current liabilities was 4.3:1 at March 29, 1997 and 5.4:1 at March 30, 1996.

Cash provided by financing activities totaling $8,692,000 was the principal source of funds for the nine months ended March 29, 1997. Net cash provided by operating activities totaled $480,000 for this same nine months. The Company's primary use of funds during the first nine months of fiscal year 1997 was $9,952,000 in purchases of property, plant and equipment.

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

During the fourth quarter of fiscal year 1996, the Company revised and expanded its revolving credit agreement which provides for unsecured borrowings of up to $27,000,000. At March 29, 1997, $6,500,000 was available under this agreement

The Company had capital expenditure commitments at March 29, 1997 for $5.2 million, primarily for machinery and equipment. Management believes that cash provided by operating activities and the revolving credit agreement will be sufficient to finance capital requirements and operating needs of the Company for fiscal 1997.

INVENTORIES

Inventories at March 29, 1997 and March 30, 1996 were $45,402,000 and $41,431,000, respectively. This increase in inventory is primarily the result of a buildup in work in process inventory to cover future orders. Total inventory turns on an average annualized rate were 5.1 times for the first nine months of fiscal year 1997 and 5.5 times for the first nine months of fiscal year 1996.

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

Although the WTO agreement may reduce the cost of certain imported textiles, the Company believes that upgraded technology resulting in increased productivity and lower costs will enable it to compete in a global market. In addition the Company is expanding its offerings into higher thread count products which are less vulnerable to competition from imports.

PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           (a) As of March 29, 1997, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           (a)    (b)    (c)    (d)     Not applicable

ITEM 5.    OTHER INFORMATION

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits:

                    13.1     Quarterly Report to Shareholders dated
                             March 29, 1997

                    27       Financial Data Schedule (for SEC purposes only)

           (b) The Company did not file any reports on Form 8-K during the three months ended March 29, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Thomaston Mills, Inc.



                                       /s/ Neil H. Hightower
                                       ---------------------
                                       Neil H. Hightower
                                       President and Chief
Date:  May 12, 1997                    Executive Officer
    ---------------------



                                       /s/ Rosser R. Raines
                                       --------------------
                                       Rosser R. Raines
                                       Treasurer-Principal Financial
Date:  May 12, 1997                    Officer
    ---------------------