Form 10-K405/A
period 1997-06-28
THOMASTON MILLS INC
filed 1997-09-29
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

      **13.0      Portions of the 1997 Annual Report mailed to shareholders.

        21.0      Subsidiary of the Company.

        23.0      Consent of Independent Auditors.

        27.0      Financial Data Schedule (for SEC use only)

        *Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto pursuant to Item 14(e) of Form 10-K.

        **Filed herewith.

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

                                                 THOMASTON MILLS, INC.

Date:  September 29, 1997                        /s/ Neil H. Hightower
                                                 ------------------------------
                                                 Neil H. Hightower
                                                 President, Chief Executive
                                                 Officer and Director

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
Date:  September 29, 1997                        Date:  September 29, 1997



/s/ George H. Hightower, Jr.                     /s/ George H. Hightower
--------------------------------------           ------------------------------
George H. Hightower, Jr.                         George H. Hightower
Executive Vice President and                     Director
Director                                         Date:  September 29, 1997
Date:  September 29, 1997



/s/ William H. Hightower, Jr.                    /s/ C. Ronald Barfield
--------------------------------------           ------------------------------
William H. Hightower, Jr.                        C. Ronald Barfield
Director                                         Director
Date:  September 29, 1997                        Date:  September 29, 1997