Form 10-Q
period 1997-09-27
THOMASTON MILLS INC
filed 1997-11-12
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 27, 1997                 Commission File No. 0-1915



                              THOMASTON MILLS, INC.
--------------------------------------------------------------------------------

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


Yes   X                   No
   -------                  --------

                                      INDEX
                      THOMASTON MILLS, INC. AND SUBSIDIARY

PART 1.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed consolidated balance sheets -- September 27, 1997 and June 28, 1997

            Condensed consolidated statements of operations -- three months ended September 27, 1997 and three months ended September 28, 1996.

            Condensed consolidated statements of cash flows -- three months ended September 27, 1997 and three months ended September 28, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Change in Securities

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a vote of Security Holders

Item 5.     Other information

Item 6.     Exhibits and Reports on Form 8-K



SIGNATURES

PART 1 -   FINANCIAL INFORMATION

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                        Sept. 27,1997    June 28, 1997
                                                        -------------    -------------
ASSETS
CURRENT ASSETS
   Cash & cash equivalents                                   $    696        $  1,886
   Accounts receivable, less allowance of
      $500                                                     50,922          50,140
   Inventories--Note C                                         51,710          48,729
   Refundable income taxes                                      4,605           2,878
   Other current assets                                         2,620           2,097
                                                             --------        --------
          TOTAL CURRENT ASSETS                                110,553         105,750

PROPERTY, PLANT AND EQUIPMENT                                 251,041         247,506
   Less allowances for depreciation                           162,354         158,133
                                                             --------        --------
                                                               88,687          89,373
OTHER ASSETS                                                    2,303           2,574
                                                             --------        --------
                                                             $201,543        $197,697
                                                             ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                          $ 18,385        $ 16,060
   Accrued liabilities                                          9,635           8,529
   Current portion of long-term debt
      and capital lease obligations                             3,035           3,034
                                                             --------        --------
          TOTAL CURRENT LIABILITIES                            31,055          27,623

OBLIGATIONS UNDER CAPITAL LEASE -
   LESS CURRENT PORTION                                         1,037           1,100

LONG-TERM DEBT                                                 66,521          62,917

DEFERRED INCOME TAXES                                           5,758           5,757

OTHER LIABILITIES                                                 973             839

SHAREHOLDERS' EQUITY
   Class A Common Stock--5,620,518 shares
     outstanding including 710,888 treasury shares at
     September 28, 1997 and June 28, 1997                       5,621           5,621
   Class B Common Stock--1,873,506 shares
     outstanding including 243,140 treasury shares at
     September 28, 1997 and June 28, 1997                       1,873           1,873
   Additional paid-in capital                                   8,904           8,904
   Retained earnings                                           85,221          88,483
                                                             --------        --------
                                                              101,619         104,881
   Less treasury stock - at cost                                5,420           5,420
                                                             --------        --------
                                                               96,199          99,461
                                                             --------        --------
                                                             $201,543        $197,697
                                                             ========        ========

NOTE: The Balance Sheet at June 28, 1997 has been derived from the Audited Financial Statements at that date. See Note to Condensed Financial Statements.

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands except Share and Per Share Data)

                                           Three Months Ended
                                   Sept. 27, 1997      Sept. 28, 1996
                                   --------------      --------------
Net sales                             $    73,212         $    68,913
Cost of sales                              71,305              64,849
                                      -----------         -----------
                                            1,907               4,064

Selling, general
   and administrative expenses              5,154               5,219
                                      -----------         -----------
                                           (3,247)             (1,155)

Other income                                  103                  63
                                      -----------         -----------
                                           (3,144)             (1,092)

Interest expense                            1,327                 829
                                      -----------         -----------
Income (loss) before
   income taxes                            (4,471)             (1,921)

Provision for income taxes
   (benefit)                               (1,699)               (730)
                                      -----------         -----------
Net income (loss)                     $    (2,772)        $    (1,191)
                                      ===========         ===========




Average Number of Shares                6,539,996           6,545,863

Data Per Share:

   Net income (loss)                  $      (.42)        $      (.18)

   Dividends paid                     $     .0750         $     .0750


                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

[                                         Three Months Ended Three Months Ended
                                            Sept. 27, 1997     Sept. 28, 1996
                                          ------------------ -------------------
OPERATING ACTIVITIES
Net income (loss)                                   $ (2,772)          $ (1,191)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
      Depreciation and amortization                    4,220              4,522
Changes in operating assets and
   liabilities:
      Accounts receivable                               (782)             1,543
      Inventories                                     (2,981)            (5,071)
      Other assets                                    (1,959)              (318)
      Accounts payable and accrued expenses            3,566                905
                                                    --------           --------

      NET CASH  (USED IN)  PROVIDED  BY
      OPERATING ACTIVITIES                              (708)               390

INVESTING ACTIVITIES
Purchases of property, plant and equipment            (3,534)              (938)
Proceeds from sales of property, plant
   and equipment                                           1                  0
                                                    --------           --------
      NET CASH USED IN INVESTING
      ACTIVITIES                                      (3,533)              (938)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit
   and long-term debt                                  4,000             20,000
Principal payments on revolving lines of
   credit, long-term debt and capital lease
   obligations                                          (458)           (19,600)
Cash dividends paid                                     (491)              (491)
                                                    --------           --------

      NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                             3,051                (91)
                                                    --------           --------

      DECREASE IN CASH
      AND CASH EQUIVALENTS                            (1,190)              (639)

Cash and cash equivalents at beginning
   of period                                           1,886              2,077
                                                    --------           --------
Cash and cash equivalents at end
   of period                                        $    696           $  1,438
                                                    ========           ========

                      THOMASTON MILLS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. Certain Fiscal 1997 balances have been reclassified to conform with the Fiscal 1998 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 28, 1997.

NOTE B -- NEW ACCOUNTING STANDARDS

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), was issued which the Company will adopt during the quarter ending December 27, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS 128 on the calculation of earnings per share is not expected to be material.

NOTE C -- INVENTORIES

The components of inventory consist of the following:

                              (Dollars in Thousands)
                     Sept. 27, 1997      June 28, 1996
                     --------------     --------------
Raw materials         $       9,514      $       9,197
Work in process              31,838             32,012
Finished products            25,580             22,742
LIFO reserve                (15,222)          (115,222)
                      -------------       ------------
                      $      51,710       $     48,729
                      =============       ============

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first fiscal quarter ended September 27,1997 increased 6.2% to $73,212,000 as compared to sales of $68,913,000 for the first quarter last year. This sales increase occurred primarily in the month of September and was generated by the Company's Industrial Products area. Sales in the Company's Industrial and Apparel products areas showed insignificant change as a result of continued depressed market conditions and low prices for denim and sales yarn.

Cost of sales for the quarter just ended increased to $71,305,000 or 97.4% of sales. For first quarter fiscal year 1997, cost of goods sold were $64,849,000 or 94.1% of sales. Raw material cost decreases in first quarter fiscal year 1998 were offset by high fixed costs per unit due to low capacity utilization of the Company's manufacturing facilities.

First quarter fiscal year 1998 increases in cost of sales resulted in gross profit declining to 2.6% of sales compared to gross profit of 5.9% of first quarter fiscal year 1997 sales.

Selling, general and administrative expenses decreased to $5,154,000 or 7.0% of sales as compared to first quarter fiscal year 1997 selling, general and administrative expenses of $5,219,000 or 7.6%. During first quarter fiscal year 1997, the Company experienced bad debt losses of $137,000 involving a number of it's weaker customers. During first quarter fiscal year 1998, bad debt losses amounted to $43,000.

Other income during first quarter fiscal year 1998 was $103,000 and $63,000 for fiscal year 1997 first quarter. Other income relates to miscellaneous equipment sales and interest earned on the Company's short-term investments of cash.

Interest expense increased $498,000 from $829,000 in first quarter fiscal year 1997 to $1,327,000 in first quarter fiscal year 1998. This increase was the result of increased borrowings under the Company's various credit agreements and slightly higher interest rates.

The Company's pretax loss for first quarter 1998 resulted in an income tax benefit of $1,699,000 or 38% of pretax loss. The statutory tax rate for the tax jurisdictions in which the Company operates is 38%.

For first quarter fiscal year 1998, the company sustained a loss of $2,772,000 or $.42 per common share as compared to a first quarter fiscal year 1997 net loss of $1,191,000 or $.18 per common share.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position. At September 27, 1997, working capital was $79,498,000 as compared to $73,637,000 at September 28,1996. The ratio of current assets to current liabilities was 3.56:1 at September 27,1997 and 3.76:1 at September 28, 1996.

Financing activities provided cash flow of $3,051,000 during the quarter ended September 27, 1997. The primary use of funds was $3,533,000 in purchases of property, plant and equipment. Operating activities used funds of $708,000.

During first quarter fiscal year 1997, the Company completed the financing for an expansion of the Lakeside Comforter Plant and an addition of a new dye range. This project began in the fourth quarter of fiscal year 1996. Financing was provided with $18,000,000 in taxable Industrial Revenue Bonds issued through the Thomaston-Upson County Industrial Development Authority. These bonds will be retired over a fifteen year period with only interest payable for the first three years. Proceeds from the sale of the bonds were applied to the Company's revolving credit facility until needed for the project.

During the fourth quarter of fiscal year 1997, the Company revised and expanded its revolving credit agreement with a group of banks to provide for unsecured borrowings of up to $39,000,000. At September 27, 1997, an additional $8,000,000 was available under this agreement.

INVENTORIES

Inventories at September 27, 1997 and September 28, 1996 were $51,710,000 and $47,781,000, respectively. Total inventory turns on an average annualized rate were 5.5 times for first quarter 1998 and 5.4 times for first quarter 1997.

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


GATT

In December 1993, 117 countries reached an agreement under the General Agreement on Tariffs and Trade that would cover new areas of trade, further cut tariffs and strengthen multilateral free-trade rules by creating a World Trade Organization (WTO) as its successor. This agreement was ratified by the United States Congress and went into effect on July 1, 1995. As part of this new agreement, the Multifiber Arrangement (MFA) under which textile and apparel trade had been controlled, will be phased out along with its import quotas over a ten-year period. Tariffs on textiles will be cut by an average of 11.6% over ten years. A weighted average tariff for products sold by Thomaston Mills, if imported, would be cut by 8.8%. Under the agreement, quotas on the least sensitive import products will be phased out over the first five years and quotas on the most sensitive import products will not be affected until the latter part of the ten-year period.

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

PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         (a) As of September 27, 1997, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

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

                  (a)      (b)      (c)     (d)      Not Applicable.

ITEM 5.  OTHER INFORMATION

                  Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           13.1  Quarterly Report to Shareholders dated
                                 September 27, 1997.

                           27    Financial Data Schedule (for SEC purposes only)

                  (b) The Company did not file any reports on Form 8-K during the three months ended September 27, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Thomaston Mills, Inc.



Date:    November 11, 1997                   /s/ Neil H. Hightower
         -----------------                   ---------------------
                                             Neil H. Hightower
                                             President and Chief
                                             Executive Officer




Date:    November 11, 1997                   /s/ Rosser R. Raines
         -----------------                   --------------------
                                             Rosser R. Raines
                                             Treasurer-Principal Financial
                                             Officer