Form 10-Q
period 1997-12-27
THOMASTON MILLS INC
filed 1998-02-12
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 27, 1997         Commission File No. 0-1915



                              THOMASTON MILLS, INC.
--------------------------------------------------------------------------------

             GEORGIA                                     58-0460470
------------------------------------        ------------------------------------
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

              Condensed consolidated balance sheets -- December 27, 1997 and June 28, 1997

              Condensed consolidated statements of operations -- three months ended December 27, 1997 and three months ended December 28, 1996 and six months ended December 27, 1997 and six months ended December 28, 1996.

              Condensed consolidated statements of cash flows -- six months ended December 27, 1997 and six months ended December 28, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Item 2.       Change in Securities

Item 3.       Defaults upon Senior Securities

Item 4.       Submission of Matters to a vote of Security Holders

Item 5.       Other information

Item 6.       Exhibits and Reports on Form 8-K



SIGNATURES

PART 1 - FINANCIAL INFORMATION

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                          DEC. 27, 1997        JUNE 28, 1997
                                                          -------------        -------------
ASSETS
CURRENT ASSETS
   Cash & cash equivalents                                   $  1,369             $  1,886
   Accounts receivable, less allowance of $500                 39,182               50,140
   Inventories--Note B                                         57,938               48,729
   Refundable income taxes                                      2,278                2,898
   Other current assets                                         2,904                2,097
                                                             --------             --------
          TOTAL CURRENT ASSETS                                103,671              105,750

PROPERTY, PLANT AND EQUIPMENT                                 250,896              247,506
   Less allowances for depreciation                           163,645              158,133
                                                             --------             --------
                                                               87,251               89,373
OTHER ASSETS                                                    2,383                2,574
                                                             --------             --------
                                                             $193,305             $197,697
                                                             ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                          $  8,967             $ 16,060
   Accrued liabilities                                          8,331                8,529
   Current portion of long-term debt
      and capital lease obligations                             2,999                3,034
                                                             --------             --------
          TOTAL CURRENT LIABILITIES                            20,297               27,623

OBLIGATIONS UNDER CAPITAL LEASE -
   LESS CURRENT PORTION                                         1,529                1,100

LONG-TERM DEBT                                                 68,659               62,917

DEFERRED INCOME TAXES                                           5,758                5,757

OTHER LIABILITIES                                               1,019                  839

SHAREHOLDERS' EQUITY
   Class A Common Stock--5,620,518 shares
     outstanding including 710,888 treasury shares at
     September 28, 1997 and June 28, 1997                       5,621                5,621
   Class B Common Stock--1,873,506 shares
     outstanding including 243,140 treasury shares at
     September 28, 1997 and June 28, 1997                       1,873                1,873
   Additional paid-in capital                                   8,904                8,904
   Retained earnings                                           85,065               88,483
                                                             --------             --------
                                                              101,463              104,881
   Less treasury stock - at cost                                5,420                5,420
                                                             --------             --------
                                                               96,043               99,461
                                                             --------             --------
                                                             $193,305             $197,697
                                                             ========             ========

NOTE: The Balance Sheet at June 28, 1997 has been derived from the Audited Financial Statements at that date. See Notes to Condensed Financial Statements.

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands except Share and Per Share Data)


                                              Three Months Ended              Six Months Ended
                                         Dec. 27, 1997  Dec. 28, 1996  Dec. 27, 1997  Dec. 28, 1996
                                         -------------  -------------  -------------  -------------
Net sales                                 $    68,036    $    68,172    $   141,248    $   137,085
Cost of sales                                  61,438         63,518        132,743        128,367
                                          -----------    -----------    -----------    -----------
                                                6,598          4,654          8,505          8,718

Selling, general
 and administrative expenses                    4,915          4,913         10,069         10,132
                                          -----------    -----------    -----------    -----------
                                                1,683           (259)        (1,564)        (1,414)

Other income                                       72            100            175            163
                                          -----------    -----------    -----------    -----------
                                                1,755           (159)        (1,389)        (1,251)

Interest expense                                1,215            957          2,542          1,786
                                          -----------    -----------    -----------    -----------

Income (loss) before
 income taxes                                     540         (1,116)        (3,931)        (3,037)

Provision for income taxes
 (benefit)                                        205           (424)        (1,494)        (1,154)
                                          -----------    -----------    -----------    -----------

Net income (loss)                         $       335    $      (692)        (2,437)        (1,883)
                                          ===========    ===========    ===========    ===========


Wgt. Average Number of Shares - Basic       6,539,996      6,539,996      6,539,996      6,539,996
 Basic earnings (loss) per share          $    0.0500    $   (0.1100)       (0.3700)       (0.2900)


Wgt. Average Number of Shares - Diluted     6,551,466      6,539,996      6,539,996      6,539,996
 Diluted earnings (loss) per share        $    0.0500    $   (0.1100)   $   (0.3700)   $   (0.2900)

Dividends paid per share                  $    0.0750    $    0.0750    $    0.0750    $    0.0750

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                    SIX MONTHS ENDED         SIX MONTHS ENDED
                                                    DECEMBER 27, 1997        DECEMBER 28, 1996
                                                    -----------------        -----------------
OPERATING ACTIVITIES
Net income (loss)                                        $ (2,437)               $ (1,883)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
      Depreciation and amortization                         8,494                   9,029
      Loss on sale of property, plant
      and equipment                                             0                     161
Changes in operating assets and
  liabilities:
      Accounts receivable                                  10,958                   6,023
      Inventories                                          (9,209)                 (6,726)
      Other assets                                              4                  (1,221)
      Accounts payable and accrued expenses                (7,111)                 (8,112)
                                                         --------                --------

      NET CASH  PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                    699                  (2,729)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                 (6,373)                 (2,876)
Less capital lease obligations incurred                       664                       0
                                                         --------                --------
   Cash for property, plant and equipment                  (5,709)                 (2,876)
Proceeds from sales of property, plant
   and equipment                                                2                       1
                                                         --------                --------
      NET CASH USED IN INVESTING
      ACTIVITIES                                           (5,707)                 (2,875)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit
   and long-term debt                                       8,664                  29,000
Less capital lease obligations incurred                      (664)                      0
                                                         --------                --------
   Cash proceeds from borrowings                            8,000                  29,000
Principal payments on revolving lines of
   credit, long-term debt and capital lease
   obligations                                             (2,528)                (22,550)
Cash dividends paid                                          (981)                   (981)
                                                         --------                --------

      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                  4,491                   5,469
                                                         --------                --------

      DECREASE IN CASH
      AND CASH EQUIVALENTS                                   (517)                   (135)

Cash and cash equivalents at beginning
   of period                                                1,886                   2,077
                                                         --------                --------
Cash and cash equivalents at end
   of period                                             $  1,369                $  1,942
                                                         ========                ========

                      THOMASTON MILLS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 27, 1997 are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. Certain Fiscal 1997 balances have been reclassified to conform with the Fiscal 1998 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 28, 1997.

NOTE B -- INVENTORIES

The components of inventory consist of the following:


                                          (Dollars in Thousands)
                              DECEMBER 27, 1997              June 28, 1997
                              -----------------              -------------
     Raw materials                 $  8,709                     $  9,197
     Work in process                 33,290                       32,012
     Finished products               31,161                       22,742
     LIFO reserve                   (15,222)                     (15,222)
                                   --------                     --------
                                   $ 57,938                     $ 48,729
                                   ========                     ========

NOTE C -- NET INCOME (LOSS) PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" in its second quarter ended on December 27, 1997. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and where necessary, restated to conform to SFAS No. 128 requirements.

The following table sets forth the computation of the numerator and denominator used in the calculation of basic and diluted earnings per share:



                                                            (Dollars in Thousands except Share and Per Share Date)

                                                           Three Months Ended                      Six Months Ended
                                                    Dec. 27, 1997      Dec. 28, 1996       Dec. 27, 1997       Dec. 28, 1996
                                                    -------------      -------------       -------------       -------------
Numerator:
   Net income (loss) from continuing operations      $       335        $      (692)        $    (2,437)        $    (1,883)
                                                     -----------        -----------         -----------         -----------

Numerator for basic and diluted earnings per share   $       335        $      (692)        $    (2,437)        $    (1,883)
                                                     -----------        -----------         -----------         -----------

Denominator:
   Denominator for basic earnings per share -
   Weighted average shares                             6,539,996          6,539,996           6,539,996           6,539,996

   Dilutive effect of potential common shares -
   Employee stock options                                 11,470                N/A                 N/A                 N/A
                                                     -----------        -----------         -----------         -----------

   Denominator for diluted earnings per share -
   adjusted weighted-average shares and
   assumed conversions                                 6,551,466          6,539,996           6,539,996           6,539,996
                                                     -----------        -----------         -----------         -----------


Basic earnings per share                             $    0.0500        $   (0.1100)        $   (0.3700)        $   (0.2900)
                                                     -----------        -----------         -----------         -----------

Diluted earnings per share                           $    0.0500        $   (0.1100)        $   (0.3700)        $   (0.2900)
                                                     -----------        -----------         -----------         -----------

Potentially dilutive common shares related to
options outstanding:
   Not considered in calculation due to net loss             N/A              7,583               6,607               6,725
                                                     -----------        -----------         -----------         -----------

   Not considered in calculation due to average
   price of Company's common stock exceeding
   exercise price of options                             605,669            538,000             632,326             538,000
                                                     -----------        -----------         -----------         -----------

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales of $68,036,000 for the second quarter ended December 27, 1997 were down slightly from sales of $68,172,000 for the second quarter last year. Sales of $141,248,000 for the six months ended December 27, 1997 were up 3% over sales of $137,085,000 for the comparable six months last year. Although the sales mix for the second quarter fiscal year 1998 reflected more profitable margins, this improvement in margins was offset by decreased volume during the quarter.

Cost of sales for the quarter just ended decreased to $61,438,000 or 90.3% of sales. For the second quarter fiscal year 1997, cost of goods sold were $63,518,000 or 93.2% of sales. For the first six months of fiscal years 1998 and 1997, cost of goods sold as a percentage of sales was 94.0% and 93.6%, respectively. Raw material cost decreases in the second quarter and first six months of fiscal year 1998 continue to be offset by high fixed costs per unit due to low capacity utilization of the Company's manufacturing facilities.

Gross profit for the second quarter fiscal year 1998 increased $1,944,000 to 9.7% of sales as compared to gross profit of 6.8% of sales for the second quarter last year. For the first six months of this fiscal year, the Company generated gross profit of 6.0% of sales. For the first six months of last fiscal year, gross profit was 6.4% of sales.

Selling, general and administrative expenses were 7.2% of sales for the second quarter this year and last year. For the six months ended December 27, 1997, selling, general and administrative expenses were 7.1% of sales as compared to 7.4% of sales for the six months ended December 28, 1996. The Company strives to maintain selling, general and administrative expenses at a low percentage of sales ratio.

Other income during second quarter fiscal year 1998 was $72,000 and $100,000 for fiscal year 1997 second quarter. Other income relates to miscellaneous equipment sales and interest earned on the Company's short-term investments of cash.

Interest expense increased $258,000 from $957,0000 in second quarter fiscal year 1997 to $1,215,000 in second quarter fiscal year 1998. For the first six months of fiscal year 1998, interest expense was $2,542,000 as compared to $1,786,000 for the first six months of fiscal year 1997. This increase was the result of increased borrowings under the Company's various credit agreements.

Income tax expense (benefit) for the second quarter and first six months of fiscal years 1998 and 1997 was 38% of taxable income (loss), which approximates the statutory income tax rate for the tax jurisdictions in which the Company operates.

For the second quarter fiscal year 1998, the Company generated net income of $335,000 or $.05 per share as compared to a second quarter fiscal year 1997 net loss of $692,000 or $.11 per share. For the six months ended December 27, 1997, the Company sustained a loss of

$2,437,000 or $.37 per share as compared to a net loss of $1,883,000 or $.29 per share for the six months ended December 28, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position. At December 27, 1997, working capital was $83,374,000 as compared to $80,990,000 at December 28,1996. The ratio of current assets to current liabilities was 5.11:1 at December 27, 1997 and 5.62:1 at December 28, 1996.

Financing activities provided cash flow of $4,491,000 during the six months ended December 27, 1997. The primary use of funds was $5,709,000 in purchases of property, plant and equipment. Operating activities used funds of $699,000.

During first quarter fiscal year 1997, the Company completed the financing for an expansion of the Lakeside Comforter Plan and an addition of a new dye range. This project began in the fourth quarter of fiscal year 1996. Financing was provided with $18,000,000 in taxable Industrial Revenue Bonds issued through the Thomaston-Upson County Industrial Development Authority. These bonds will be retired over a fifteen year period with only interest payable for the first three years. Proceeds from the sale of the bonds were applied to the Company's revolving credit facility until needed for the project.

During the fourth quarter of fiscal year 1997, the Company revised and expanded its revolving credit agreement with a group of banks to provide for unsecured borrowings of up to $39,000,000. At December 27, 1997, $4,000,000 was unborrowed and available under this agreement.

INVENTORIES

Inventories at December 27, 1997 and December 28, 1996 were $57,938,000 and $49,436,000, respectively. Total inventory turns on an average annualized rate were 4.6 times for the first six months of fiscal year 1998 and 5.2 times for the first six months of fiscal year 1997.

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

FORWARD-LOOKING STATEMENTS

Certain of the above statements contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions, volatility of commodities markets, ability to control operating costs, developing successful new products and maintaining effective pricing and promotion of its products.

PART II -     OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

              (a) As of December 27, 1997, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

              (b)    Not applicable

ITEM 2.       CHANGE IN SECURITIES

              (a)      (b)      Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              (a)      (b)      Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The election of directors, approval of the Company's 1997 Stock Option Plan and selection of Ernst & Young as the Company's independent auditors were approved by the holders of the Company's Class B Common Stock at the Annual Meeting of Shareholders held on October 2, 1997. Set forth below are the results of the voting:

                                                        Votes          Votes
                                                         For          Against    Abstentions
                                                      -----------    ---------  -------------
                  Election of Directors

                  Thomas D. Adams, Jr                  1,517,138           0         9,295
                  C. Ronald Barfield                   1,517,138           0         9,295
                  Archie H. Davis                      1,517,138           0         9,295
                  H. Stewart Davis                     1,517,138           0         9,295
                  George H. Hightower                  1,517,138           0         9,295
                  George H. Hightower, Jr              1,517,138           0         9,295
                  Neil H. Hightower                    1,517,138           0         9,295
                  William H. Hightower, Jr             1,517,138           0         9,295
                  Rosser R. Raines                     1,517,138           0         9,295
                  Dr. Jerry M. Williamson              1,517,138           0         9,295
                  Dom H. Wyant                         1,517,138           0         9,295

                  Approval of 1997 Stock Option Plan   1,297,431      57,760       171,242

                  Selection of Ernst & Young           1,516,633       7,500         3,362

ITEM 5.           OTHER INFORMATION

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           13.1  Quarterly Report to Shareholders dated
                                 December 27, 1997.

                           27.0  Financial Data Schedule (for SEC purposes only)

                  (b)      The Company did not file any reports on Form
                           8-K during the three months ended December 27, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Thomaston Mills, Inc.



                                    Neil H. Hightower
                                    -------------------
                                    Neil H. Hightower
                                    President and Chief
Date:  February 12, 1998            Executive Officer
       ______________________



                                    Rosser R. Raines
                                    -----------------------------
                                    Rosser R. Raines
                                    Treasurer-Principal Financial
Date:  February 12, 1998            Officer
       ______________________