Form 10-Q
period 1998-03-28
THOMASTON MILLS INC
filed 1998-05-12
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 28, 1998            Commission File No. 0-1915



                              THOMASTON MILLS, INC.
-------------------------------------------------------------------------------

                GEORGIA                                 58-0460470
    -------------------------------       -------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


        115 East Main Street, P.O. Box 311, Thomaston, Georgia 30286-0004
--------------------------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code (706) 647-7131.


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

Class A Common Stock $1 Par Value - 5,620,518 Shares including 710,838 Treasury Shares

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

         Condensed consolidated balance sheets -- March 28, 1998 and June 28,
         1997

         Condensed consolidated statements of operations -- three months ended March 28, 1998 and three months ended March 29, 1997 and nine months ended March 28, 1998 and nine months ended March 29, 1997.

         Condensed consolidated statements of changes in cash flows -- nine months ended March 28, 1998 and nine months ended March 29, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a vote of Security Holders

Item 5.  Other information

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART 1 - FINANCIAL INFORMATION

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                             Mar. 28, 1998       June 28, 1997
                                                             -------------       -------------
ASSETS
CURRENT ASSETS
   Cash & cash equivalents                                      $  1,482            $  1,886
   Accounts receivable, less allowance of
      $500 at both dates                                          43,219              50,140
   Inventories--Note B                                            56,524              48,729
   Other current assets                                            6,792               4,995
                                                                --------            --------
          TOTAL CURRENT ASSETS                                   108,017             105,750

PROPERTY, PLANT AND EQUIPMENT                                    252,150             247,506
   Less allowance for depreciation                               167,961             158,133
                                                                --------            --------
                                                                  84,189              89,373
OTHER ASSETS                                                       2,419               2,574
                                                                --------            --------
                                                                $194,625            $197,697
                                                                ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                             $ 13,715            $ 16,060
   Accrued liabilities                                             8,255               8,529
   Current portion of long-term debt
      and capital lease obligations                                2,999               3,034
                                                                --------            --------
          TOTAL CURRENT LIABILITIES                               24,969              27,623

OBLIGATIONS UNDER CAPITAL LEASE -
   LESS CURRENT PORTION                                            1,470               1,100

LONG-TERM DEBT                                                    68,463              62,917

DEFERRED INCOME TAXES                                              5,758               5,757

OTHER LIABILITIES                                                  1,018                 839

SHAREHOLDERS' EQUITY
   Class A Common Stock--5,610,518 shares
     outstanding including 710,838 treasury shares at
     March 28, 1998 and 710,888 treasury shares at                 5,621               5,621
     June 28, 1997
   Class B Common Stock--1,873,506 shares
     outstanding including 243,140 treasury shares                 1,873               1,873
   Additional paid-in capital                                      8,904               8,904
   Retained earnings                                              81,969              88,483
                                                                --------            --------
                                                                  98,367             104,881

   Less treasury stock - at cost                                   5,420               5,420
                                                                --------            --------
                                                                  92,947              99,461
                                                                --------            --------
                                                                $194,625            $197,697
                                                                ========            ========

NOTE: The Balance Sheet at June 28, 1997 has been derived from the Audited Financial Statements at that date. See Notes to Condensed Financial Statements.

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands except Share and Per Share Data)

                                                      Three Months Ended                 Nine Months Ended
                                            MAR. 28, 1998     Mar. 29, 1997     MAR. 28,1998      Mar. 29, 1997
                                            -------------     -------------     ------------      -------------
Net sales                                    $    68,710       $    70,730       $   209,958       $   207,815
Cost of sales                                     66,644            67,445           199,387           195,812
                                             -----------       -----------       -----------       -----------
                                                   2,066             3,285            10,571            12,003

Selling, general
   and administrative expenses                     5,037             5,724            15,106            15,856
                                             -----------       -----------       -----------       -----------
                                                  (2,971)           (2,439)           (4,535)           (3,853)

Other income (expense)-net                            79               120               254               283
                                             -----------       -----------       -----------       -----------
                                                  (2,892)           (2,319)           (4,281)           (3,570)

Interest expense                                   1,310               672             3,852             2,458
                                             -----------       -----------       -----------       -----------

Income (loss) before
   income taxes                                   (4,202)           (2,991)           (8,133)           (6,028)

Provision for income taxes
   (benefit)                                      (1,596)           (1,136)           (3,090)           (2,290)
                                             -----------       -----------       -----------       -----------

Net income (loss)                            $    (2,606)      $    (1,855)      $    (5,043)      $    (3,738)
                                             ===========       ===========       ===========       ===========


Weighted Average Number of Shares - Basic      6,540,042         6,539,996         6,540,042         6,539,996
   Basic earnings (loss) per share           $   (0.4000)      $   (0.2800)      $   (0.7700)      $   (0.5700)

Weighted Average Number of Shares - Diluted    6,540,042         6,539,996         6,540,042         6,539,996
   Diluted earnings (loss) per share         $   (0.4000)      $   (0.2800)      $   (0.7700)      $   (0.5700)

Dividends paid per share                     $    0.0750       $    0.0750       $    0.2250       $    0.2250

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                       NINE MONTHS ENDED    Nine Months Ended
                                                        MARCH 28, 1998       March 29, 1997
                                                       -----------------    -----------------
OPERATING ACTIVITIES
Net income (loss)                                          $ (5,043)           $ (3,738)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
      Depreciation and amortization                          12,811              13,561
      Gain on sale of property, plant
      and equipment                                              (2)                 (7)
Changes in operating assets and
   liabilities:
      Accounts receivable                                     6,921               5,421
      Inventories                                            (7,795)             (9,902)
      Other assets                                           (1,640)             (3,014)
      Accounts payable and accrued expenses                  (2,441)             (1,841)
                                                           --------            --------

      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                    2,811                 480

INVESTING ACTIVITIES
Purchases of property, plant and equipment                   (7,627)             (9,963)
Less capital lease obligations incurred                         664                   0
                                                           --------            --------
Cash for property, plant and equipment                       (6,963)             (9,963)
Proceeds from sales of property, plant
   and equipment                                                  2                  11
                                                           --------            --------
      NET CASH USED IN INVESTING
      ACTIVITIES                                             (6,961)             (9,952)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit
   and long-term debt                                         8,664              33,000
Less capital lease obligations incurred                        (664)                  0
                                                           --------            --------
Cash proceeds from borrowings                                 8,000              33,000
Principal payments on revolving lines of
   credit, long-term debt and capital lease
   obligations                                               (2,782)            (22,836)
Cash dividends paid                                          (1,472)             (1,472)
                                                           --------            --------

      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                    3,746               8,692
                                                           --------            --------

      DECREASE IN CASH
      AND CASH EQUIVALENTS                                     (404)               (780)

Cash and cash equivalents at beginning
   of period                                                  1,886               2,077
                                                           --------            --------
Cash and cash equivalents at end
   of period                                               $  1,482            $  1,297
                                                           ========            ========

                      THOMASTON MILLS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. Certain Fiscal 1997 balances have been reclassified to conform with the Fiscal 1998 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 28, 1997.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                                         (Dollars in Thousands)
                                MARCH 28, 1998          June 28, 1997
                                --------------          -------------
     Raw materials              $       7,588           $       9,197
     Work in process                   32,423                  32,012
     Finished products                 31,735                  22,742
     LIFO reserve                     (15,222)                (15,222)
                                -------------           -------------
                                $      56,524           $      48,729
                                =============           =============

NOTE C -- NET INCOME (LOSS) PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" in its second quarter ended on December 27, 1997. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS No. 128 requirements.

The following table sets forth the computation of the numerator and denominator used in the calculation of basic and diluted earnings per share:

                                                              (Dollars in Thousands except Share and Per Share Date)

                                                               Three Months Ended                Nine Months Ended
                                                        Mar. 28, 1998     Mar. 29, 1997     Mar. 28, 1998     Mar. 29, 1997
                                                        -------------     -------------     -------------     -------------
Numerator:
   Net income (loss) from continuing operations         $    (2,606)      $    (1,855)      $    (5,043)      $    (3,738)
                                                        -----------       -----------       -----------       -----------

Numerator for basic and diluted earnings per share      $    (2,606)      $    (1,855)      $    (5,043)      $    (3,738)
                                                        -----------       -----------       -----------       -----------

Denominator:
   Denominator for basic earnings per share -
   Weighted average shares                                6,540,042         6,539,996         6,540,042         6,539,996

   Dilutive effect of potential common shares -
   Employee stock options                                       N/A               N/A               N/A               N/A
                                                        -----------       -----------       -----------       -----------

   Denominator for diluted earnings per share -
   adjusted weighted-average shares and
   assumed conversions                                    6,540,042         6,539,996         6,540,042         6,539,996
                                                        -----------       -----------       -----------       -----------


Basic Earnings (loss) per share                         $   (0.4000)      $   (0.2800)      $   (0.7700)      $   (0.5700)
                                                        -----------       -----------       -----------       -----------

Diluted earnings (loss) per share                       $   (0.4000)      $   (0.2800)      $   (0.7700)      $   (0.5700)
                                                        -----------       -----------       -----------       -----------


Potentially dilutive common shares related to
options outstanding:
   Not considered in calculation due to net loss             14,283             7,737             9,166             7,062
                                                        -----------       -----------       -----------       -----------

   Not considered in calculation due to average
   price of Company's common stock exceeding
   exercise price of options                                594,163           530,264           596,738           535,421
                                                        -----------       -----------       -----------       -----------

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the third fiscal quarter ended March 28, 1998 were down 2.9% from third quarter sales last year; although sales for the most recent nine month period are 1.0% ahead of nine-month sales a year ago. For the third quarter this year, sales were $68,710,000 as compared to sales of $70,730,000 for third quarter last year. For the nine months ended March 28, 1998, sales were $209,958,000 compared to sales of $207,815,000 for the nine months ended March 29, 1997. On a quarter to quarter comparison and on a nine months to nine months comparison, a sales increase in the Company's Industrial group was more than offset by decreases in sales in the Consumer and Apparel markets.

Cost of goods sold was 97.0% of sales for the third quarter and 95.0% of sales for the nine months ended March 28, 1998. For the third quarter and nine month period last year, cost of goods sold was 95.4% of sales and 94.2% of sales, respectively. Lower sales levels have caused the Company's manufacturing facilities to operate at below optimum capacity levels. This low capacity utilization and the resulting higher fixed costs per unit have offset declines the Company has experienced in raw material costs.

Gross profit for the third fiscal quarter was 3.0% of sales as compared to 4.6% of sales for the third quarter last year. For the most recent nine months, gross profit was 5.0% of sales. For the nine month period last year, gross profit was 5.8% of sales. Decreased sales and increased cost of goods sold resulted in decreased profit margins.

Selling, general and administrative expenses were 7.3% of sales for the third quarter this year and 8.1% of sales for the third quarter last year. For the nine months ended March 28, 1998, selling, general and administrative expenses were 7.2% of sales as compared to 7.6% of sales for the nine months ended March 29, 1997. The Company strives to maintain selling, general and administrative expenses at a low percentage of sales ratio.

Other income was $79,000 in the third quarter and $254,000 for the first nine months of fiscal year 1998 as compared to $120,000 in third quarter and $283,000 for the first nine months of fiscal year 1997. Other income relates to miscellaneous equipment sales and interest earned on the Company's short-term investments of cash.

Interest expense increased from $672,000 in third quarter fiscal year 1997 to $1,310,000 in third quarter fiscal year 1998. For the first nine months of fiscal year 1998, interest expense was $3,852,000 as compared to $2,458,000 for the first nine months of fiscal year 1997. This increase was the result of capitalized interest during the first nine months of last year and increased borrowings under the Company's various credit agreements during the first nine months of this year.

Income tax expense (benefit) for the third quarter and first nine months of fiscal years 1998 and 1997 was 38% of taxable income (loss), which approximates the statutory income tax rate for the tax jurisdictions in which the Company operates.

The Company had a net loss of $2,606,000 or $.40 per basic and diluted share for the third quarter and $5,043,000 or $.77 per basic and diluted share for the first nine months of fiscal year 1998. Net loss for the comparable quarter and nine months last year was $1,855,000 or $.28 per basic and diluted share and $3,738,000 or $.57 per basic and diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position. At March 28,1998, working capital was $83,048,000 as compared to $79,459,000 at March 29, 1997. The ratio of current assets to current liabilities was 4.33:1 at March 28, 1998 and 4.34:1 at March 29, 1997.

Financing activities provided cash flow of $3,746,000 during the nine months ended March 28, 1998, while net cash provided by operating activities was $2,811,000. The primary use of funds was $6,961,000 in purchases of property, plant and equipment.

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

During the fourth quarter of fiscal year 1997, the Company revised and expanded its revolving credit agreement with a group of banks to provide for unsecured borrowings of up to $39,000,000. At March 28, 1998, $4,000,000 was unborrowed and available under this agreement.

INVENTORIES

Inventories at March 28,1998 and March 29,1997 were $56,524,000 and $52,612,000, respectively. Total inventory turns on an average annualized rate were 4.7 times for the first nine months of fiscal year 1998 and 5.0 times for the first nine months of fiscal year 1997.

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

YEAR 2000

Many companies are currently in the process of determining what corrective measures, if any, need to be taken in order to ensure that their computer systems will not be disrupted by the Year 2000 problem. The problem is one where many computer systems in use today have codes programmed to read dates as two digits. These programs, if not corrected, could fail or create erroneous results by or at the Year 2000.

In 1997 the Company formed a Year 2000 Project Team to assess the potential effect of the Year 2000 issue on the Company's operations. The Project Team has sought, and continues to seek, identify and evaluate Year 2000-related compliance issues, develop proposed solutions, and estimate the costs of the implementation of such solutions. Anticipated spending for the year 2000 date conversion project will be expensed as incurred or new software will be capitalized and amortized over the software's useful life and is not expected to have a significant impact on the Company's results of operations.

In order to minimize the risk of business interruption to the Company and its customers, business partners and suppliers, the Project Team is in the process of obtaining written assurances from third parties, on whose systems the Company's operations are dependent, that their systems will be Year 2000 compliant prior to the end of 1999.

Project completion is planned for the middle of calendar year 1999. However, there can be no assurance that the Company will not experience disruptions related to the Year 2000 problem, that the systems of other companies on which the Company's systems rely will be converted on a timely basis or that any such failure by another company to convert would not have an adverse effect on the Company's systems.

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

PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         (a) As of March 28,1998, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

         (b)      Not applicable

ITEM 2.  CHANGE IN SECURITIES

         (a)      (b) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)      (b) Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      (b) (c) (d) Not applicable.


ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  13.1     Quarterly Report to Shareholders dated March 28,
                           1998.

                  27.0     Financial Data Schedule (for SEC purposes only)

         (b) The Company did not file any reports on Form 8-K during the three months ended March 28, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Thomaston Mills, Inc.



                                    /s/Neil H. Hightower
                                    --------------------------------------
                                    Neil H. Hightower
                                    President and Chief
Date:   May 12, 1998                Executive Officer
      --------------------------



                                    /s/Rosser R. Raines
                                    --------------------------------------
                                    Rosser R. Raines
                                    Treasurer-Principal Financial
Date:   May 12, 1998                 Officer
      --------------------------