Form 10-K405
period 1998-06-27
THOMASTON MILLS INC
filed 1998-09-25
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     For the fiscal year ended June 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period
         from                   to

                           Commission File No. 0-1915

                              THOMASTON MILLS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Georgia                          58-0460470
       -------------------------------              ----------------
       (State or other jurisdiction of              (I.R.S. employer
       incorporation or organization)               identification no.)

               115 East Main Street
                Thomaston, Georgia                      30286-0004
       -------------------------------              ----------------
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

                  Class A Common Stock, Par Value $1 Per Share
                  --------------------------------------------
                                (Title of Class)

                  Class B Common Stock, Par Value $1 Per Share
                  --------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 27, 1998: Class B Common Stock, $1 Par Value - $3,139,324 based upon the average bid and ask price of such stock on August 26, 1998, excluding Class B Common Stock owned by officers and directors, some of whom may be held not to be affiliates.

         The number of shares outstanding (excluding treasury shares) of each of the registrant's classes of common stock as of August 21, 1997:

                           Class                Number of Shares
                           -----                ----------------
         Class A Common Stock, $1 Par Value         4,909,680
         Class B Common Stock, $1 Par Value         1,630,366

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the annual shareholders report for the year ended June 27, 1998 are incorporated by reference into Parts I and II.

         Portions of the proxy statement for the annual shareholders meeting to be held October 1, 1998, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Thomaston Mills, Inc. ("Thomaston Mills" or the "Company") is a diversified manufacturer and marketer of cotton, synthetic and blended textile products for the home furnishings, apparel fabrics and industrial products markets. The Company's home furnishings line includes coordinated sheets, pillowcases, comforters and related accessories which are marketed under the Thomaston (R) label primarily through value-based retailers, as well as fabrics which are sold to other manufacturers of home furnishings. The Company's apparel fabrics line includes dyed and finished woven fabrics, such as regular and stretch denim, in a variety of colors and washes which are sold to apparel manufacturers. The Company's industrial products line includes cotton and blended yarn for athletic hosiery and other circular knit manufacturers, and both yarn and fabric for manufacturers of industrial belting and hoses. The Company's home furnishings, apparel fabrics and industrial products lines accounted for 45%, 40% and 15%, respectively, of fiscal 1998 net sales.

          Thomaston Mills has made significant capital investments to modernize its manufacturing facilities and to position itself as a low cost provider of textile products in selected markets. The Company has focused on textile products which have high value-added manufacturing characteristics. These products allow the Company to generate improved gross margins and are less labor intensive and therefore less vulnerable to foreign competition. The Company has reduced its historical emphasis on its industrial products line and increased its resource allocation to products in the home furnishings market. The Company's investments in technologically advanced equipment have enabled it to enhance the quality of its products and increase its manufacturing flexibility and cost efficiency. The Company has maintained a strong equity base compared to many of its competitors that has provided it with the financial resources to support continued expansion of its business. The Company's strategic positioning has resulted in revenue growth from approximately $187 million in fiscal 1988 to approximately $281 million in fiscal 1998. Net sales per employee have increased from $76,057 in fiscal 1988 to $128,304 in fiscal 1998, which the Company believes is among the highest rate in the textile industry.

         Since fiscal 1986, the Company has invested over $188 million, or approximately 7% of annual net sales, to modernize its equipment. Management believes that Thomaston Mills has become one of the most technologically advanced textile manufacturers in the country.

         The Company is a Georgia corporation which has been in the textile business continually since 1899. Headquartered in Thomaston, Georgia, the Company operates seven plants in or near Thomaston, with an aggregate area of approximately 3 million square feet. The Company markets its products domestically and internationally through sales offices in Thomaston, Georgia, New York, New York, Los Angeles, California and through international sales agents or distributors in Canada, Europe, the Middle East and Central and South America. The Company's executive offices are located at 115 East Main Street, P.O. Box 311, Thomaston, Georgia 30286-0004 and its telephone number is (706) 647-7131. On the Internet, the Company's home page may be reached at http://www.thomastonmills.com.

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

PRODUCTS AND MARKETS

         HOME FURNISHINGS. Thomaston Mills offers a complete line of muslin, percale and 250-count products for the bedroom, including fashion coordinated bedding sets and comforters marketed under the Thomaston label, as well as home furnishings fabrics sold to other manufacturers of home furnishings. The home furnishings line represented 45% of net sales for fiscal 1998.

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

         The Company believes that the comforter market represents an attractive opportunity to expand its home furnishings line. The Company began producing comforters in 1990, and, for fiscal 1998, sales of comforters and accessories accounted for 18% of the Home Furnishings line.

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

         APPAREL FABRICS. Thomaston Mills produces woven fabrics in a variety of finishes and blends which are sold to apparel manufacturers. The Company's apparel fabrics line represented 40% of net sales for fiscal 1998. The Company's principal apparel fabric product is indigo denim, including rigid and stretch varieties. Denims generally are dyed before the fabric is woven. The result is a fabric with variations in color that give denim its distinctive appearance. Fabric styling of denims, which the Company believes to be critical to this market, involves the creation of a wide array of fabric colors, shades and patterns in both traditional and innovative weaves. After weaving, fabrics are processed further in finishing and "washing" operations that produce different textures and other physical properties. The Company's modern and flexible manufacturing process allows it to produce a wide variety of denim styles and finishes, including stretch fabric and washed finishes. The Company believes the quality of its denim products makes it less susceptible to price competition from foreign competitors.

         The Company has directed its apparel fabrics line toward heavier "bottomweight" fabrics such as twill and other value-added textiles that the Company believes are less susceptible to price pressure from foreign competition. The Company dyes and finishes twill fabric for casual and career apparel. The Company generally purchases fabric for these products from other manufacturers.

         INDUSTRIAL PRODUCTS. Thomaston Mills produces a variety of cotton and blended yarns and fabrics which are sold to athletic hosiery and other circular knit manufacturers for the production of apparel items such as athletic socks and T-shirts. The Company's industrial products line represented 15% of net sales for fiscal 1998. Historically, fabrics for industrial end uses were the largest component of the Company's sales within this product line. As a result of a substantial repositioning to focus on more profitable markets, sales yarns now account for approximately 79% of the sales in the industrial products line while the remainder consists of fabric and yarns for the manufacture of industrial belts and hoses. Thomaston Mills believes its reputation for quality gives it a competitive advantage in sales of cotton and blended yarn to the athletic hosiery market.

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

          In March 1994, the Company completed construction of a 242,000 square feet comforter and bedding accessory manufacturing and distribution facility which has expanded and consolidated the Company's comforter and bedding accessory product line. The facility allows certain operations to be consolidated in a single plant and has resulted in significantly increased manufacturing and storage capacity. Automation of certain warehousing and distribution functions at this facility will enable it to improve physical control over inventories, reduce order fulfillment lead times, allow for enhanced levels of service and require fewer employees dedicated to handling and storage, resulting in cost savings to the Company.

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

          The Company is focused on customer service. The Company maintains constant communication between its marketing and manufacturing operations which allows it to be responsive to a customer's individual needs. The Company's plants employ computer monitoring and bar code scanning for product tracking. The Company also follows "Just in Time" manufacturing techniques to reduce in-process inventories, floor space requirements and order processing time. The Company emphasizes coordination with its customers through the industry's "Quick Response" delivery program. The Company also offers electronic data interchange
(EDI) to its customers and suppliers. In addition, the Company maintains a fleet of trucks and trailers for rapid delivery to customers in the Southeast.

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

SALES AND MARKETING

         Thomaston Mills markets its products through 40 sales representatives to approximately 2,075 active customers, with no one customer constituting over 5% of net sales in fiscal 1998. Domestic sales are made through the Company's principal sales office in Thomaston, Georgia and branch offices in New York, New York, and Los Angeles, California. The New York showroom facility provides displays of the Company's products. International sales, which constituted 7% of net sales for fiscal 1998, are handled through the Thomaston office and commissioned sales agents and distributors in Canada, Europe, the Middle East and Central and South America.

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

BACKLOG

         The Company's order backlog decreased 27% to $91.1 million at June 27, 1998 as compared to $124.0 million at June 28, 1997.

INVENTORIES

         Inventories at June 27, 1998 and June 28, 1997 were $46,585,000 and $48,229,000, respectively. The Company closely monitors inventory levels and, through manufacturing capacity utilization, adjusts these levels in relation to current and forecasted sales. Total inventory turns on an average annualized rate were 5.9 times for fiscal year 1998 and 5.6 times for fiscal year 1997.

INTELLECTUAL PROPERTY

         The Company owns a registered trademark containing the "Thomaston Mills" name and spinning wheel design, which it uses as its primary trademark. In addition, the Company holds various other trademarks and trade names, including Thomaston (R) and American Mood (R) used in connection with its business and products, both domestically and internationally. License fees paid by the Company for the use of designs for home furnishings and apparel fabric products are insignificant in amount.

GOVERNMENT REGULATION

         The Company is subject to various federal, state and local environmental laws and regulations particularly the Clean Water Act, the Safe Drinking Water Act, the Clean Air Act, the Resource Conservation and Recovery Act of 1976 (including amendments relating to underground tanks), the Emergency Planning and Community Right-to-Know Act of 1986, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, all as amended, which limit the discharge, storage, handling and disposal of a variety of substances. The Company cannot accurately predict at this time the impact of future emission standards and enforcement practices under the 1990 Clean Air Act Amendments or the new Stormwater Regulations under the Clean Water Act upon its operations or capital expenditure requirements.

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

EMPLOYEES

         As of June 27, 1998, the Company had approximately 2,188 full-time employees, all but 181 of whom are employed at the Company's manufacturing facilities. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth certain information regarding the executive officers of the Company:

         NAME                     AGE               POSITION
         ----                     ---               --------

Neil H. Hightower...................57   President, Chief Executive Officer
                                           and Director
George H. Hightower, Jr.............49   Executive Vice President - Sales and
                                           Director
H. Stewart Davis....................55   Executive Vice President - Finishing
                                           and Director
Charles F. Eichelberger.............59   Vice President - Greige Manufacturing
James E. Franklin, Jr...............54   Vice President - Industrial Sales
James F. Haygood....................51   Vice President - Apparel Fabric Sales
W. Harrison Hightower, III..........62   Vice President - Administration
Jonathan O. Huff....................57   Vice President - Finishing
Rosser R. Raines....................60   Treasurer and Director
Daniel B. Tripp.....................46   Vice President - Human Resources and
                                           Public Relations
A. William Ott......................42   Vice President - Finance
Robert E. Greer.....................54   Vice President - Engineering
Ronald W. VanHouten.................50   Secretary
Jimmy W. Hall.......................54   Vice President - Consumer Product Sales

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

         Mr. Neil H. Hightower has been with the Company for 33 years and has served as President and Chief Operating Officer since 1984, as President and Chief Executive Officer since 1986 and as a director since 1980.

         Mr. George Hightower, Jr. has been with the Company for 24 years and has served as Executive Vice President - Sales since 1986 and as a director since 1981. He is also a director of Thomaston Federal Savings Bank, Thomaston, Georgia.

         Mr. Davis has been with the Company for 34 years and has served as Executive Vice President - Finishing since 1986 and as a director since 1981.

         Mr. Haygood has been with the Company 26 years and has served as Vice President - Apparel Fabrics Sales since June 1995. He served as Manager - Apparel Fabric Sales from 1990 to 1995.

         Mr. Franklin has been with the Company 27 years and has served as Vice President - Industrial Sales since 1989. He served as Manager - Industrial Sales from 1984 to 1989.

         Mr. Eichelberger has been with the Company for 15 years and has served as Vice President - Greige Manufacturing since 1989. He served as Manager - Thomaston Division from 1983 to 1989.

         Mr. W. Harrison Hightower, III has been with the Company for 40 years and has served as Vice President - Administration since 1976.

         Mr. Huff has been with the Company for 24 years and has served as Vice President - Finishing since 1990. He served as Manager - Finishing Division from 1984 to 1990.

         Mr. Raines has been with the Company 36 years and has served as Treasurer since 1976 and as a director since 1993.

          Mr. Ott joined the Company May 1, 1998. From June, 1997 until January, 1998 he served as President of the Home Furnishings Division of the Bibb Company and as CFO of the Bibb Company from 1994 to 1997.

         Mr. Tripp has been with the Company for 20 years and has served as Vice President - Human Resources and Public Relations since 1991. He served as an Industrial Sales Representative from 1987 to 1991 and as Personnel Manager from 1978 to 1987.

         Mr. VanHouten has been with the Company for 26 years and has served as Secretary since 1992. He served as Assistant Secretary from 1990 to 1992 and Controller from 1987 to 1990.

         Mr. Greer has been with the Company for 6 years and has served as Vice President - Engineering since June 1996.

         Mr. Hall has been with the Company for 28 years and was elected Vice President - Consumer Product Sales in June, 1997. He served as Manager, Consumer Product Sales from 1989 until 1997.

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

ITEM 2.  PROPERTIES

          Thomaston Mills owns seven manufacturing facilities located in or near Thomaston, Georgia with an aggregate area of approximately 3.0 million square feet. In addition, the Company owns buildings used for its executive offices and 1,300 acres of undeveloped property which is available for use by the Company. Management believes the properties are in generally good condition and suitable for the Company's purposes. All of the Company's manufacturing facilities have appropriate safety features such as sprinkler fire protection. On September 17, 1998, the Company announced the closing of its Griffin, Georgia production facility. See "Business -- Manufacturing".


The following
table summarizes certain information regarding the Company's production facilities.

         NAME AND                 APPROXIMATE
         LOCATION                 SQUARE FEET                USE
         --------                 -----------                ---

         Thomaston Mill              831,000     Greige mill in which baled raw cotton
         Thomaston, Georgia                      and polyester are converted into spun
                                                 yarn and woven cloth.

         Finishing Plant             846,000     Finishing plant for bleaching and dyeing
         Thomaston, Georgia                      cloth and for sewing and warehousing.

         Peerless Mill               524,000     Greige mill in which baled raw cotton
         Thomaston, Georgia                      and polyester are converted in woven
                                                 cloth.

         Northside Plant              61,000     Sewing plant for fabricating cloth into
         Thomaston, Georgia                      household and recreation products.

         Griffin Mill                382,000     Yarn mill in which baled raw cotton and
         Griffin, Georgia                        polyester are converted into yarn.

         Pike Plant                   83,000     Weaving plant for fabricating into woven
         Zebulon, Georgia                        cloth.

         Lakeside Plant              281,000     Sewing plant for fabricating cloth into
         Thomaston, Georgia                      household products.


         The Company also leases sales offices in New York, New York and Los Angeles, California and operates a retail outlet on property which it owns in Thomaston, Georgia.

ITEM 3.  LEGAL PROCEEDINGS

         As of August 27, 1998 there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's shareholders during the quarter ended June 27, 1998.



                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

         Common Stock Market Prices and Dividends on page 28 of the annual shareholders report for the year ended June 27, 1998 are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data on Pages 4 and 5 of the annual shareholders report for the year ended June 27, 1998 are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 25 thru 27 of the annual shareholders report for the year ended June 27, 1998 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the registrant and its subsidiary, included in the annual shareholders report for the year ended June 27, 1998, are incorporated herein by reference:

         Consolidated Balance Sheets - June 27, 1998 and June 28, 1997 - Pages 12 and 13

         Consolidated Statements of Shareholders' Equity - fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996 - Page 14

         Consolidated Statements of Operations - fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996 - Page 15

         Consolidated Statements of Cash Flows - fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996 - Page 16

         Notes to Consolidated Financial Statements - June 27, 1998 - Pages 17 thru 24

         Quarterly Results of Operations on page 24 of the annual shareholders report for the year ended June 27, 1998 are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the directors of the Company and compliance with
Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to pages 4 thru 7 of the registrant's definitive proxy statement for the Annual Meeting of Shareholders on October 1, 1998. See also Part I above with respect to information regarding executive officers of the registrant. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation on pages 7 thru 10 of the definitive proxy statement for the Annual Meeting of Shareholders on October 1, 1998 is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Information regarding beneficial ownership shown on pages 2 thru 6 of the definitive proxy statement for the Annual Meeting of Shareholders on October 1, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Information regarding transactions between the Company and directors, officers and owners on page 12 of the definitive proxy statement for the Annual Meeting of Shareholders on October 1, 1998, is incorporated herein by reference.

(b) C. Ronald Barfield, a director of the Company, is a partner in the law firm Adams, Barfield, Dunaway & Hankinson, which provides legal services to the Company.

(c) Dom H. Wyant, a director of the Company, is a retired partner of the law firm Jones, Day, Reavis and Pogue, which provides legal services to the Company.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON
         FORM 8-K

(a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report. (3) Listing of Exhibits

     EXHIBIT NO.                 DESCRIPTION OF DOCUMENT
     -----------                 -----------------------

           3.0    Articles of Incorporation, incorporated by reference to
                  Exhibit 3.0 of Registrant's Annual Report on Form 10-K for the
                  fiscal year ended June 29, 1991 (the "1991 10-K").
           3.1    Bylaws Incorporated by reference to Exhibit 3.2 of
                  Registrant's Annual Report on Form 10-K for the year ended
                  July 3, 1993 (the "1993 10-K").
         *10.0    Thomaston Mills, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the 1991 10-K.
         *10.1    Thomaston Mills, Inc. Amended and Restated 1989 Stock Option
                  Plan, incorporated by reference to Exhibit 10.2 of the 1991
                  10-K.
         *10.3    Thomaston Mills, Inc. Retirement Plan No. 1 effective as of
                  July 1, 1987, incorporated by reference to Exhibit 10.5 of the
                  1992 Registrant's Annual Report on Form 10-K for the year
                  ended June 27, 1992 (the "1992 10-K").
         *10.4    Thomaston Mills, Inc. Retirement Plan No. 2 effective as of
                  July 1, 1987, incorporated by reference to Exhibit 10.6 of the
                  1992 10-K.
         *10.5    Thomaston Mills, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.7 of the 1992 10-K.
         *10.7    Thomaston Mills, Inc. 1994 Stock Option Plan, incorporated by reference to Exhibit 10.7 of Registrant's Annual Report on
                  Form 10-K for the fiscal year ended July 2, 1994 (the "1994
                  10-K").
         *10.8    Thomaston Mills, Inc. Executive Compensation Continuation
                  Agreement, incorporated by reference to Exhibit 10.8 of the
                  1994 10-K.
        **10.9    Thomaston Mills, Inc. 1997 Stock Option Plan
        **11.0    Statement regarding computation of earnings per share.
       ***13.0    Portions of the 1997 Annual Report mailed to shareholders.
        **21.0    Subsidiary of the Company.
        **23.0    Consent of Independent Auditors.
        **27.0    Financial Data Schedule (For SEC use only)

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto pursuant to Item 14(e) of Form 10-K.

**  Filed herewith.

*** To be filed by amendment.

(b)      Reports on Form 8-K filed in the fourth quarter of fiscal 1998 - none.

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

                                         THOMASTON MILLS, INC.



Date: September 25, 1998                 /s/ Neil H. Hightower
                                         --------------------------------------
                                         Neil H. Hightower
                                         President, Chief Executive Officer and
                                         Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Rosser R. Raines                            /s/ H. Stewart Davis
---------------------------------------         -----------------------------
Rosser R. Raines                                H. Stewart Davis
Treasurer, Principal Financial Officer,         Executive Vice President and
Chief Accounting Officer, and Director          Director
Date:    September 25, 1998                     Date:    September 25, 1998



/s/ George H. Hightower, Jr.                    /s/ George H. Hightower
---------------------------------------         -----------------------------
George H. Hightower, Jr.                        George H. Hightower
Executive Vice President and                    Director
Director                                        Date:    September 25, 1998
Date:    September 25, 1998



/s/ William H. Hightower, Jr.                   /s/ C. Ronald Barfield
---------------------------------------         -----------------------------
William H. Hightower, Jr.                       C. Ronald Barfield
Director                                        Director
Date:    September 25, 1998                     Date:    September 25, 1998

                           ANNUAL REPORT ON FORM 10-K

                           ITEM 14(a)(1), (2) AND (d)

                                      AND

             INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULE

                          FINANCIAL STATEMENT SCHEDULE

                            YEAR ENDED JUNE 27, 1998

                      THOMASTON MILLS, INC. AND SUBSIDIARY

                               THOMASTON, GEORGIA

                       FORM 10-K - ITEM 14(a)(1) AND (2)
                      THOMASTON MILLS, INC. AND SUBSIDIARY
         INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statements and notes thereto of Thomaston Mills, Inc. and subsidiary included in the annual report of the registrant to its shareholders for the year ended June 27, 1998 are incorporated by reference in Item 8:

     Consolidated Balance Sheets - June 27, 1998 and June 28, 1997

     Consolidated Statements of Shareholders' Equity - fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996.

     Consolidated Statements of Operations - fiscal years ended June 27 1998, June 28, 1997 and June 29, 1996

     Consolidated Statements of cash Flows - fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996

     Notes to Consolidated Financial Statements - June 27, 1998

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      THOMASTON MILLS, INC. AND SUBSIDIARY



---------------------------------------------------------------------------------------------------------------------
       Col. A                             Col. B               Col. C                 Col. D            Col. E
---------------------------------------------------------------------------------------------------------------------
                                                              Additions
                                                       -------------------------
                                                                        (2)
                                                           (1)       Charted to
                                          Balance      Charted to       Other
                                       Beginning of     Costs and     Accounts-      Deductions      Balance at End
        Description                       Period        Expenses      Describe        Describe         of Period
---------------------------------------------------------------------------------------------------------------------
Period ended June 27, 1998
  Allowance for doubtful accounts        $500,000      $  751,566      $   --        $  380,556         $871,000
Period ended June 28, 1997
  Allowance for doubtful accounts        $415,000      $1,180,763      $   --        $1,095,763         $500,000
Period ended June 29, 1996
  Allowance for doubtful accounts        $415,000      $  115,611      $   --        $  115,611         $415,000


Note: Amounts included in Column D are accounts written off during the periods.