Form 10-K405/A
period 1998-06-27
THOMASTON MILLS INC
filed 1998-09-28
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

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

                                    PART III

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

(a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report. (3) Listing of Exhibits

EXHIBIT NO.       DESCRIPTION OF DOCUMENT
-----------       -----------------------
13.0              Portions of the 1997 Annual Report mailed to shareholders


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

                                         THOMASTON MILLS, INC.



Date: September 28, 1998                 /s/ Neil H. Hightower
                                         --------------------------------------
                                         Neil H. Hightower
                                         President, Chief Executive Officer and
                                         Director

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
Date:    September 28, 1998                     Date:    September 28, 1998



/s/ George H. Hightower, Jr.                    /s/ George H. Hightower
---------------------------------------         -----------------------------
George H. Hightower, Jr.                        George H. Hightower
Executive Vice President and                    Director
Director                                        Date:    September 28, 1998
Date:    September 28, 1998



/s/ William H. Hightower, Jr.                   /s/ C. Ronald Barfield
---------------------------------------         -----------------------------
William H. Hightower, Jr.                       C. Ronald Barfield
Director                                        Director
Date:    September 28, 1998                     Date:    September 28, 1998