Form 10-Q
period 1998-10-03
THOMASTON MILLS INC
filed 1998-11-16
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended October 3, 1998           Commission File No. 0-1915



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


Yes    X                      No
    -------                      -------

                                      INDEX
                      THOMASTON MILLS, INC. AND SUBSIDIARY



PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets -- October 3, 1998 and June 27, 1998

         Condensed consolidated statements of operations -- fourteen weeks ended October 3, 1998 and thirteen weeks ended September 27, 1997.

         Condensed consolidated statements of cash flows -- fourteen weeks ended October 3, 1998 and thirteen weeks ended September 27, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a vote of Security Holders

Item 5.  Other information

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART 1 - FINANCIAL INFORMATION

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                            October 3, 1998       June 27, 1998
                                                            ---------------       -------------
ASSETS
CURRENT ASSETS
   Cash & cash equivalents                                        $     532            $  1,122
   Accounts receivable, less allowance of
     $871                                                            39,541              46,268
   Inventories--Note B                                               53,034              46,585
   Other current assets                                              12,918               8,832
                                                                  ---------            --------
          TOTAL CURRENT ASSETS                                      106,025             102,807

PROPERTY, PLANT AND EQUIPMENT                                       252,011             251,159
   Less allowance for depreciation                                  172,240             168,336
                                                                  ---------            --------
                                                                     79,771              82,823
OTHER ASSETS                                                          4,680               4,536
                                                                   --------            --------
                                                                  $ 190,476            $190,166
                                                                  =========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                               $  15,312            $ 11,805
   Accrued liabilities                                                7,765               8,101
   Current portion of long-term debt
      and capital lease obligations                                   2,039               2,648
                                                                  ---------            --------
          TOTAL CURRENT LIABILITIES                                  25,116              22,554

OBLIGATIONS UNDER CAPITAL LEASE -
   LESS CURRENT PORTION                                               1,270               1,361

LONG-TERM DEBT                                                       74,200              72,268

DEFERRED INCOME TAXES                                                 4,907               4,907

OTHER LIABILITIES                                                     3,005               2,861

SHAREHOLDERS' EQUITY
   Class A Common Stock--5,620,518 shares
     outstanding including 710,838 treasury shares                    5,621               5,621
   Class B Common Stock--1,873,506 shares
     outstanding including 243,140 treasury shares                    1,873               1,873
   Additional paid-in capital                                         8,904               8,904
                                                                  ---------            --------
   Retained earnings                                                 71,000              75,237

   Less treasury stock - at cost                                      5,420               5,420
                                                                  ---------            --------
                                                                     81,978              86,215
                                                                  ---------            --------
                                                                  $ 190,476            $190,166
                                                                  =========            ========

NOTE: The Balance Sheet at June 27, 1998 has been derived from the Audited Financial Statements at that date. See Notes to Condensed Financial Statements.

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands except Share and Per Share Data)



                                                      Fourteen Weeks         Thirteen Weeks
                                                          Ended                   Ended
                                                      October 3, 1998       September 27, 1997
                                                      ---------------       ------------------
Net sales                                              $    60,988             $    73,212
Cost of sales                                               60,621                  71,305
                                                       -----------             -----------
                                                               367                   1,907

Selling, general
   and administrative expenses                               5,365                   5,154
                                                       -----------             -----------
                                                            (4,998)                 (3,247)

Other income (expense) - net                                   144                     103
                                                       -----------             -----------
                                                            (4,854)                 (3,144)

Interest expense                                             1,585                   1,327
                                                       -----------             -----------

Income (loss) before
   income taxes                                             (6,439)                 (4,471)

Provision for income taxes
   (benefit)                                                (2,447)                 (1,699)
                                                       -----------             -----------


Net income (loss)                                      $    (3,992)            $    (2,772)
                                                       ===========             ===========

Weighted Average Number of Shares - Basic                6,540,046               6,539,996
   Basic earnings (loss) per share                     $   (0.6100)            $   (0.4200)


Weighted Average Number of Shares - Diluted              6,540,046               6,539,996
   Diluted earnings (loss) per share                   $   (0.6100)            $   (0.4200)

Dividends paid per share                               $    0.0375             $    0.0750


                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)



                                                     Fourteen Weeks       Thirteen Weeks
                                                         Ended                 Ended
                                                    October 3, 1998     September 27, 1997
                                                    ---------------     ------------------

OPERATING ACTIVITIES
Net income (loss)                                       $(3,992)            $(2,772)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
      Depreciation and amortization                       3,905               4,220
      Gain on sale of property, plant
      and equipment                                         (35)                  0
Changes in operating assets and liabilities:
      Accounts receivable                                 6,728                (782)
      Inventories                                        (6,449)             (2,981)
      Other assets                                       (4,230)             (1,959)
      Accounts payable and accrued expenses               3,685               3,566
                                                        -------             -------

      NET CASH USED IN
      OPERATING ACTIVITIES                                 (388)               (708)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                 (852)             (3,534)
Proceeds from sales of property, plant
   and equipment                                             35                   1
                                                        -------             -------

      NET CASH USED IN INVESTING
      ACTIVITIES                                           (817)             (3,533)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit
   and long-term debt                                     3,500               4,000
Principal payments on revolving lines of
   credit, long-term debt and capital lease
   obligations                                           (2,640)               (458)
Cash dividends paid                                        (245)               (491)
                                                        -------             -------


      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                  615               3,051
                                                        -------             -------

      DECREASE IN CASH
      AND CASH EQUIVALENTS                                 (590)             (1,190)

Cash and cash equivalents at beginning
   of period                                              1,122               1,886
                                                        -------             -------

Cash and cash equivalents at end
   of period                                            $   532             $   696
                                                        =======             =======

                      THOMASTON MILLS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 3, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 3, 1998 are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. Certain Fiscal 1998 balances have been reclassified to conform with the Fiscal 1999 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 27, 1998.

NOTE B -- INVENTORIES

The components of inventory consist of the following:



                                       (Dollars in Thousands)
                                October 3, 1998       June 27, 1998
                                ---------------       -------------
     Raw materials                $  7,456             $  7,569
     Work in process                34,116               29,525
     Finished products              23,058               21,631
     LIFO reserve                  (11,596)             (12,140)
                                  --------             --------
                                  $ 53,034             $ 46,585
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

The following table sets forth the computation of the numerator and denominator used in the calculation of basic and diluted earnings per share:



                                                                      (Dollars in Thousands except Share and Per Share Date)

                                                                             Fourteen Weeks          Thirteen Weeks
                                                                                 Ended                   Ended
                                                                            October 3, 1998        September 27, 1997
                                                                            ---------------        ------------------

Numerator:
   Net income (loss) from continuing operations                               $    (3,992)            $    (2,772)
                                                                              -----------             -----------

Numerator for basic and diluted earnings (loss) per share                     $    (3,992)            $    (2,772)
                                                                              -----------             -----------

Denominator:
   Denominator for basic earnings (loss) per share -
   Weighted average shares                                                      6,540,046               6,539,996

   Dilutive effect of potential common shares -
   Employee stock options                                                             N/A                     N/A
                                                                              -----------             -----------

   Denominator for diluted earnings (loss) per share -
   adjusted weighted-average shares and
   assumed conversions                                                          6,540,046               6,539,996
                                                                              -----------             -----------


Basic earnings (loss) per share                                               $   (0.6100)            $   (0.4200)
                                                                              -----------             -----------

Diluted earnings (loss) per share                                             $   (0.6100)            $   (0.4200)
                                                                              -----------             -----------


Potentially dilutive common shares related to options outstanding:
   Not considered in calculation due to net loss                                      257                   1,744
                                                                              -----------             -----------

   Not considered in calculation due to average
   price of Company's common stock exceeding
   exercise price of options                                                      907,367                 578,220
                                                                              -----------             -----------

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first fiscal quarter ended October 3, 1998 were down 16.7% to $60,988,000 from first quarter sales last year of $73,212,000. Sales declined across the board in each of the Company's markets; although, the largest decreases were in the Consumer Products and Industrial areas. Continued depressed market conditions in these areas resulted in less units sold along with less sales dollars per unit being generated.

Cost of sales for the quarter just ended increased to 99.4% of sales or $60,621,000. For the first quarter fiscal year 1998, cost of goods sold was 97.4% of sales or $71,305,000. Lower sales levels have caused the Company's manufacturing facilities to operate at below optimum capacity levels. This low capacity utilization and the resulting higher fixed costs per unit have offset declines the Company has experienced in raw material costs.

Gross profit for the first quarter was 0.6% of sales as compared to 2.6% of sales for the first quarter last year.

Selling, general and administrative expenses increased from $5,154,000 or 7.0% of sales for first quarter fiscal year 1998 to $5,365,000 or 8.8% of sales for first quarter 1999. This $211,000 increase is primarily the result of increased design and artwork in the Consumer Products area.

Other income during the first quarter fiscal years 1999 and 1998 respectively was $144,000 and $103,000. Other income relates to miscellaneous equipment sales and interest earned on the Company's short-term investments of cash.

Interest expense increased $258,000 from $1,327,000 in first quarter fiscal year 1998 to $1,585,000 in first quarter fiscal year 1999. This increase was the result of increased borrowings and higher interest rates under the Company's various credit agreements.

The Company's pretax loss for first quarter 1999 resulted in an income tax benefit of $2,447,000 or 38% of pretax loss. The statutory tax rate for the tax jurisdictions in which the Company operates is 38%.

For first quarter fiscal year 1999, the Company sustained a loss of $3,992,000 or $ .61 per basic and diluted share as compared to a first quarter fiscal year 1998 net loss of $2,772,000 or $ .42 per basic and diluted share.


LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position. At October 3, 1998, working capital was $80,909,000 as compared to $79,448,000 at September 27, 1997. The ratio of current assets to current liabilities was 4.22:1 at October 3, 1998, and 3.56:1 at September 27, 1997.

Financing activities provided cash flow of $615,000 during the quarter ended October 3, 1998. The primary use of funds was $817,000 in net purchases of property, plant and equipment. Operating activities used funds of $388,000.

On August 19, 1998, the Company entered into a new two-year credit agreement with a group of banks for borrowings up to $80,250,000 including a revolving credit facility up to $45,000,000, a term loan of $18,000,000 and standby letters of credit of $17,250,000. Proceeds from this credit agreement were used to refinance the Company's revolving credit facility, a long-term note payable due March 2001 in the amount of $2,150,000 and a portion of the Industrial Revenue Bonds existing at June 27, 1998. Standby letters of credit were issued to provide credit enhancement of other credit facilities existing at June 27, 1998. Borrowings under this credit agreement are secured by all assets and properties (excluding real estate) of the Company. The borrowings available under the revolving credit facility are based on the amount of eligible trade accounts receivable and inventories. At October 3, 1998, the Company had the ability to borrow up to an additional $1,010,000 under the revolving credit facility. The interest rate on borrowings under this line is based on the prime interest rate or the London interbank offered rate (LIBOR). The Company pays facility fees on the unused portions of the committed credit line.

The credit agreement contains various restrictions relating to, among other things, net working capital, minimum cumulative earnings before interest, taxes, depreciation and amortization (EBITDA), and debt to equity ratios. Also included are certain restrictions on capital expenditures and the amount of cash dividends that may be paid. During the first quarter of fiscal 1999, the Company failed to attain the minimum cumulative EBITDA; however, the Company's lenders waived the minimum cumulative EBITDA requirement for the first quarter of fiscal 1999.

ORGANIZATIONAL CHANGES

On September 16, 1998, the Company announced its plans to close its Griffin, Georgia, yarn facility and to transfer its production to other Company facilities. The consolidation of the Company's yarn production at one plant is designed to improve manufacturing capacity utilization. All employees at the Griffin plant will be offered transfers to other Company facilities. Plans are for the Griffin facility to be closed by mid November 1998, and for the facility to be offered for sale.

The Company is reorganizing along division lines and, effective October 16, 1998, H. Stewart Davis was elected Executive Vice President of the Company and President - Consumer Products Division and George H. Hightower, Jr. was elected Executive Vice President of the Company and President - Apparel Fabrics Division. Mr. Neil H. Hightower, President and CEO, also announced that William James joined the Company as Director of Operations Planning and Control.

INVENTORIES

Inventories at October 3, 1998, and September 27, 1997, were $53,034,000 and $51,710,000, respectively. Total inventory turns on an average annualized rate were 4.6 times for first quarter 1999 and 5.5 times for first quarter 1998.

RAW MATERIALS

The Company's primary raw material is cotton. As a commodity, cotton is traded on established markets and periodically experiences price fluctuations. The Company monitors the cotton market and buys its cotton from brokers. The Company has not had and does not currently anticipate any material difficulty in obtaining cotton.

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

RATTLERS BRAND

In January 1998, the Company entered into a license agreement by which it agreed to license (with an option to purchase) its Rattlers Brand trademark. Under this agreement, the Company will be paid a royalty for sales of products using the Rattlers Brand trademark. The agreement is for a term of twelve years and includes provisions for minimum annual royalty payments.

YEAR 2000

The Company is committed to being Year 2000 compliant by December 31, 1998. A task force was formed two years ago with representatives from data processing, greige manufacturing, finishing, purchasing, accounting and internal audit. The company-wide endeavor, which involves the testing, assessment and remediation of both information technology and non-information technology systems, is designed to significantly reduce the risk of business interruption to Thomaston Mills' internal operations, business partners, customers, and suppliers as the next century approaches.

The millennium issue is being addressed on two fronts:

Internal - most internally developed systems have been rewritten since 1990. Beginning in 1991, a standard feature incorporated into all rewrites was a four digit year capability. Intensive review modification and testing of all internal programs began in January 1998. As of October 3, 1998, the work was approximately 85% complete. As testing of the systems continues, the Company will determine whether contingency plans must be developed and implemented to address any system failures or interruptions. Testing is scheduled to be completed prior to the end of the second quarter of fiscal 1999.

External - the Company has inventoried all equipment in use within the Company that contains a computer chip or uses externally developed software. The manufacturers are being contacted for Year 2000 compliance certification. The Company's customers and vendors are also being contacted for written Year 2000 assurance. As of October 3, 1998, approximately one half of those customers and business partners contacted have responded and, to date, the Company has not been informed of any external systems or equipment with a Year 2000 compliance issue that could materially impair the Company's business, financial condition or results of operations. However, the Company has no means of ensuring that such external systems or equipment will not encounter compliance problems. The Company will continue to monitor the progress of its material vendors, partners and customers in addressing those issues, and will develop contingency plans if potential problems are identified.

Anticipated costs for the compliance effort total $450,000, most of which has been incurred and expensed. To date, the Company's review has not revealed any significant problems that are expected to require further remediation relative to the year 2000 issue; however, there can be no assurance that the Company's systems or equipment, or those of its vendors, customers or other third parties, will be made Year 2000 compliant in a timely manner or that the impact of the failure to achieve such compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         (a) As of October 3, 1998, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

         (b)      Not applicable

ITEM 2.  CHANGE IN SECURITIES

         (a)      (b) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)      (b) Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The election of directors and selection of Ernst & Young as the Company's independent auditors were approved by the holders of the Company's Class B Common Stock at the Annual Meeting of Shareholders held on October 1, 1998. Set forth below are the results of the voting:



                               Votes               Votes
                                For               Against           Abstentions     Withheld
                             --------             -------           -----------     --------

Election of Directors
Thomas D. Adams, Jr.         1,501,970               0               11,779          8,500
C. Ronald Barfield           1,501,970               0               11,779          8,500
Archie H. Davis              1,509,470               0               11,779          1,000
H. Stewart Davis             1,509,470               0               11,779          1,000
George H. Hightower          1,501,970               0               11,779          8,500
George H. Hightower, Jr.     1,509,470               0               11,779          1,000
Neil H. Hightower            1,509,470               0               11,779          1,000
William H. Hightower, Jr.    1,501,970               0               11,779          8,500
Rosser R. Raines             1,501,970               0               11,779          8,500
Dr. Jerry M. Williamson      1,509,470               0               11,779          1,000
Dom H. Wyant                 1,501,970               0               11,779          8,500


SELECTION OF ERNST & YOUNG   1,514,413            7,836                  66              0

ITEM 5.  OTHER INFORMATION

         On October 22, 1998, the Company's Class B Common Stock began trading on the Nasdaq Smallcap Market under the ticker symbol TMSTB. The Class B Common Stock had previously traded on the Nasdaq National Market, but no longer met certain of the listing criteria, including the minimum public float requirement. The Company's Class A Common Stock continues to trade on the Nasdaq National Market under the symbol TMSTA.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10.1 Credit and Security Agreement, dated as of August 19, 1998, among the Company, Thomaston Mills FSC, Inc., as Guarantor, and the Lenders named therein.

                  13.1     Quarterly Report to Shareholders dated October 3,
                           1998.

                  27.0     Financial Data Schedule (for SEC purposes only)

         (b) The Company did not file any reports on Form 8-K during the three months ended October 3, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Thomaston Mills, Inc.


                                               /s/ Neil H. Hightower
                                               ---------------------------------
                                               Neil H. Hightower
                                               President and Chief
Date: November 16, 1998                        Executive Officer
     --------------------



                                               /s/ A. William Ott
                                               ---------------------------------
                                               A. William Ott
                                               Treasurer and Chief
Date: November 16, 1998                        Financial Officer
     --------------------