Form 10-Q
period 1999-01-02
THOMASTON MILLS INC
filed 1999-02-16
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended January 2, 1999                    Commission File No. 0-1915



 THOMASTON MILLS, INC.
---------------------------------------

            GEORGIA                                                 58-0460470
---------------------------------                     ------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer Identification No.)
  incorporation or organization)


         115 East Main Street,  P.O. Box 311   Thomaston, Georgia    30286-0004
--------------------------------------------------------------------------------
                  (Address of principal executive offices)           (Zip Code)


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

                  Condensed consolidated balance sheets -- January 2, 1999 and June 27, 1998

                  Condensed consolidated statements of operations -- thirteen weeks ended January 2, 1999 and thirteen weeks ended December 27, 1997 and twenty-seven weeks ended January 2, 1999 and twenty-six weeks ended December 27, 1997

                  Condensed consolidated statements of cash flows -- twenty-seven weeks ended January 2, 1999 and twenty-six weeks ended December 27, 1997.

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

Item 3.           Defaults upon Senior Securities

Item 4.           Submission of Matters to a vote of Security Holders

Item 5.           Other information

Item 6.           Exhibits and Reports on Form 8-K



SIGNATURES

PART 1 -      FINANCIAL INFORMATION

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

                                                               January 02, 1999    June 27, 1998
                                                               ----------------    -------------

ASSETS
CURRENT ASSETS
   Cash & cash equivalents                                        $  2,412           $  1,122
   Accounts receivable, less allowance of
      $761 at January 2, 1999 and $871 at June 27, 1998             30,198             46,268
   Inventories--Note B                                              50,943             46,585
   Other current assets                                              6,478              8,832
                                                                  --------           --------
          TOTAL CURRENT ASSETS                                      90,031            102,807

PROPERTY, PLANT AND EQUIPMENT                                      253,110            251,159
   Less allowance for depreciation                                 175,816            168,336
                                                                  --------           --------
                                                                    77,294             82,823
OTHER ASSETS                                                        10,364              4,536
                                                                  --------           --------
                                                                  $177,689           $190,166
                                                                  ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                               $ 14,943           $ 11,805
   Accrued liabilities                                               6,977              8,101
   Current portion of long-term debt
      and capital lease obligations                                  2,039              2,648
                                                                  --------           --------
          TOTAL CURRENT LIABILITIES                                 23,959             22,554

OBLIGATIONS UNDER CAPITAL LEASE -
   LESS CURRENT PORTION                                              1,178              1,361

LONG-TERM DEBT                                                      68,033             72,268

DEFERRED INCOME TAXES                                                4,907              4,907

OTHER LIABILITIES                                                    3,024              2,861

SHAREHOLDERS' EQUITY
   Class A Common Stock--5,620,518 shares
     outstanding including 710,838 treasury shares                   5,621              5,621
   Class B Common Stock--1,873,506 shares
     outstanding including 243,140 treasury shares                   1,873              1,873
   Additional paid-in capital                                        8,904              8,904
   Retained earnings                                                65,610             75,237
                                                                  --------           --------
                                                                    82,008             91,635

   Less treasury stock - at cost                                     5,420              5,420
                                                                  --------           --------
                                                                    76,588             86,215
                                                                  --------           --------
                                                                  $177,689           $190,166
                                                                  ========           ========


NOTE: The Balance Sheet at June 27, 1998 has been derived from the Audited Financial Statements at that date. See Notes to Condensed Financial Statements.

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands except Share and Per Share Data)

                                                    13 Weeks           13 Weeks           27 Weeks           26 Weeks
                                                     Ended              Ended              Ended              Ended
                                                 Jan. 02, 1999      Dec. 27, 1997      Jan. 02, 1999      Dec. 27, 1997
                                                 -------------      -------------      -------------      -------------

Net sales                                         $    47,760        $    68,036        $   108,748        $   141,248
Cost of sales                                          50,645             61,438            111,266            132,743
                                                  -----------        -----------        -----------        -----------
                                                       (2,885)             6,598             (2,518)             8,505

Selling, general
   and administrative expenses                          4,511              4,915              9,876             10,069
                                                  -----------        -----------        -----------        -----------
                                                       (7,396)             1,683            (12,394)            (1,564)

Other income (expense) - net                              315                 72                459                175
                                                  -----------        -----------        -----------        -----------
                                                       (7,081)             1,755            (11,935)            (1,389)

Interest expense                                        1,613              1,215              3,198              2,542
                                                  -----------        -----------        -----------        -----------

Income (loss) before
   income taxes                                        (8,694)               540            (15,133)            (3,931)

Provision for income taxes
   (benefit)                                           (3,304)               205             (5,751)            (1,494)
                                                  -----------        -----------        -----------        -----------

Net income (loss)                                 $    (5,390)       $       335        $    (9,382)       $    (2,437)
                                                  ===========        ===========        ===========        ===========


Weighted Average Number of Shares - Basic           6,540,046          6,539,996          6,540,046          6,539,996
   Basic earnings (loss) per share                $   (0.8200)       $      0.05        $   (1.4300)       $   (0.3700)

Weighted Average Number of Shares - Diluted         6,540,046          6,551,466          6,540,046          6,539,996
   Diluted earnings (loss) per share              $   (0.8200)       $      0.05        $   (1.4300)       $   (0.3700)

Dividends paid per share                          $    0.0000        $    0.0750        $    0.0375        $    0.1500

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                     27 Weeks           26 Weeks
                                                      Ended              Ended
                                                   Jan. 2, 1999      Dec. 27, 1997
                                                   ------------      -------------

OPERATING ACTIVITIES
Net income (loss)                                    $ (9,382)          $ (2,437)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
      Depreciation and amortization                     7,538              8,494
      Gain on sale of property, plant
      and equipment                                       (35)                 0
Changes in operating assets and
   liabilities:
      Accounts receivable                              16,069             10,958
      Inventories                                      (4,358)            (9,209)
      Other assets                                     (3,473)                 4
      Accounts payable and accrued expenses             2,549             (7,111)
                                                     --------           --------

      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                              8,908                699

INVESTING ACTIVITIES
Purchases of property, plant and equipment             (2,009)            (6,373)
Less capital lease obligations incurred                     0                664
                                                     --------           --------
     Cash for property, plant and equipment            (2,009)            (5,709)
Proceeds from sales of property, plant
   and equipment                                           35                  2
                                                     --------           --------

      NET CASH USED IN INVESTING
      ACTIVITIES                                       (1,974)            (5,707)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit
   and long-term debt                                   3,500              8,664
Less capital lease obligations incurred                     0               (664)
                                                     --------           --------
     Cash proceeds from borrowings                      3,500              8,000
Principal payments on revolving lines of
   credit, long-term debt and capital lease
   obligations                                         (8,899)            (2,528)
Cash dividends paid                                      (245)              (981)
                                                     --------           --------

      NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                             (5,644)             4,491
                                                     --------           --------

      INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                              1,290               (517)

Cash and cash equivalents at beginning
   of period                                            1,122              1,886
                                                     --------           --------
Cash and cash equivalents at end
   of period                                         $  2,412           $  1,369
                                                     ========           ========

                      THOMASTON MILLS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended January 2, 1999 are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. Certain fiscal 1998 balances have been reclassified to conform with the fiscal 1999 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report for the year ended June 27, 1998.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                                                (Dollars in Thousands)
                                       January 2, 1999          June 27, 1998
                                       ---------------          -------------


     Raw materials                      $        6,249          $       7,569
     Work in process                            31,019                 29,525
     Finished products                          23,602                 21,631
     LIFO reserve                               (9,927)               (12,140)
                                        --------------          -------------
                                        $       50,943          $      46,585
                                        ==============          =============

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

         The following table sets forth the computation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share:

                                                                       (Dollars in Thousands except Share and Per Share Date)

                                                                 13 Weeks          13 Weeks          27 Weeks           26 Weeks
                                                                   Ended             Ended             Ended              Ended
                                                               Jan. 2, 1999      Dec. 27, 1997     Jan. 2, 1999       Dec. 27, 1997
                                                               ------------      -------------     ------------       -------------

Numerator:
   Net income (loss) from continuing operations                 $    (5,390)       $      335       $    (9,382)       $    (2,437)
                                                                -----------        ----------       -----------        -----------

Numerator for basic and diluted earnings (loss) per share       $    (5,390)       $      335       $    (9,382)       $    (2,437)
                                                                ===========        ==========       ===========        ===========

Denominator:
   Denominator for basic earnings (loss) per share -
   Weighted average shares                                        6,540,046         6,539,996         6,540,046          6,539,996

   Dilutive effect of potential common shares -
   Employee stock options                                               N/A            11,470               N/A                N/A
                                                                -----------        ----------       -----------        -----------

   Denominator for diluted earnings (loss) per share -
   adjusted weighted-average shares and
   assumed conversions                                            6,540,046         6,551,466         6,540,046          6,539,996
                                                                ===========        ==========       ===========        ===========



Basic earnings (loss) per share                                 $   (0.8200)       $   0.0500       $   (1.4300)       $   (0.3700)
                                                                ===========        ==========       ===========        ===========


Diluted earnings (loss) per share                               $   (0.8200)       $   0.0500       $   (1.4300)       $   (0.3700)
                                                                ===========        ==========       ===========        ===========



Potentially dilutive common shares related to
options outstanding:
   Not considered in calculation due to net loss                          0                 0                 0              6,607
                                                                ===========        ==========       ===========        ===========


   Not considered in calculation due to average
   price of Company's common stock exceeding
   exercise price of options                                        892,025           605,669           900,666            632,326
                                                                ===========        ==========       ===========        ===========

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the second fiscal quarter ended January 2, 1999 were down 30% to $47,760,000 from second quarter sales last year of $68,036,000. Both the Consumer Products Division and the Apparel Fabrics Division experienced sales declines. Although a portion of the sales decline was expected due to the sale of the Rattlers Division and the closing of the Griffin, Georgia yarn facility, depressed market conditions resulted in less than expected units sold along with less sales dollars per unit being generated. Sales of $108,748,000 for the twenty-seven week period ended January 2, 1999 were down 23% from sales of $141,248,000 for the comparable twenty-six week period last year.

Cost of sales for the second fiscal quarter was $50,645,000, or 106% of sales, compared to cost of sales for the second fiscal quarter last year of $61,438,000, or 90% of sales. Lower sales levels have caused the Company's manufacturing facilities to operate at below optimum capacity levels. This low capacity utilization and the resulting higher fixed costs per unit have offset declines the Company has experienced in raw material costs.

For the second fiscal quarter ended January 2, 1999, the Company generated a negative gross profit of $2,885,000 compared to a positive gross profit of $6,598,000 for the second fiscal quarter last year. For the twenty-seven weeks ended January 2, 1999, the Company generated a negative gross profit of $2,518,000 compared to a positive gross profit of $8,505,000 for the twenty-six weeks ended December 27, 1997. The negative gross profit was primarily the result of the Company's concentrated effort to reduce the level of off-quality goods in inventory. The Company believes that it has adequately reserved for off-quality goods remaining in inventory at January 2, 1999.

Selling, general and administrative expenses decreased for the quarter and the twenty-seven weeks ended January 2, 1999 when compared to the comparable quarter and the twenty-six weeks ended December 27, 1997. The decrease in sales, however, resulted in selling, general and administrative expenses as a percentage of sales to increase to 9.4% of sales for the second quarter in the current fiscal year compared to 7.2% of sales for the second quarter last year. For the twenty-seven weeks ended January 2, 1999, selling, general and administrative expenses were 9.1% of sales as compared to 7.1% of sales for the twenty-six weeks ended December 27, 1997.

Other income during the second quarter of fiscal year 1999 was $315,000, compared to $72,000 for the second quarter of fiscal year 1998. Other income relates to miscellaneous equipment sales, royalties earned on the Company's sale of the Rattlers Brand and interest earned on the Company's short-term investments of cash.

Interest expense increased for both the quarter and the twenty-seven weeks ended January 2, 1999 when compared to the second quarter and the twenty-six weeks ended December 27, 1997. This increase was the result of increased borrowings and higher interest rates under the Company's credit facilities.

Income tax expense (benefit) for the second quarter and first six months of both fiscal years 1999 and 1998 was 38% of taxable income (loss), which approximates the statutory income tax rate for the tax jurisdictions in which the Company operates.

For the second quarter of fiscal year 1999, the Company sustained a loss of $5,390,000, or $.82 per basic and diluted share, as compared to a second quarter fiscal year 1998 net income of $335,000, or $.05 per basic and diluted share. For the twenty-seven weeks ended January 2, 1999, the Company sustained a loss of $9,382,000, or $1.43 per basic and diluted share, as compared to a net loss of $2,437,000, or $.37 per basic and diluted share, for the twenty-six weeks ended December 27, 1997.


LIQUIDITY AND CAPITAL RESOURCES

At January 2, 1999, working capital was $66,072,000 as compared to $84,106,000 at December 27, 1997. The ratio of current assets to current liabilities was 3.75:1 at January 2, 1999 and 5.30:1 at December 27, 1997.

Operating activities provided cash flow of $8,908,000 during the twenty-seven weeks ended January 2, 1999. The primary use of funds was $5,644,000 in net principal payments on revolving lines of credit, long-term debt and capital lease obligations. Investing activities, consisting of purchases of property, plant and equipment, used funds of $1,974,000.

On August 19, 1998, the Company entered into a new two-year credit agreement with a group of banks for borrowings up to $80,250,000 including a revolving credit facility up to $45,000,000, a term loan of $18,000,000 and standby letters of credit of $17,250,000 (the "Credit Agreement"). Proceeds from borrowings under the Credit Agreement were used to refinance the Company's revolving credit facility, a long-term note payable due March 2001 in the amount of $2,150,000 and a portion of the Industrial Revenue Bonds existing at June 27, 1998. Standby letters of credit were issued to provide credit enhancement of other credit facilities existing at June 27, 1998. Borrowings under the Credit Agreement were initially secured by all assets and properties of the Company, other than real estate. The borrowings available under the revolving credit facility are based on the amount of eligible trade accounts receivable and inventories. Based on the latest calculation of availability, the Company had the ability to borrow up to an additional $3,850,000 under the revolving credit facility. The interest rate on borrowings under this line is currently based on the prime interest rate plus 1-1/2%. The Company pays facility fees on the unused portions of the committed credit line.

On January 19, 1999, the Company and its lenders amended the Credit Agreement to provide for, among other things, a reduction in the borrowing-base fixed reserve from $10,000,000 to $5,000,000. The lenders have agreed to allow the reduction in the borrowing base fixed reserve requirement to continue in effect through April 30, 1999. This amendment also provides that, borrowings under the Credit Agreement are to be further secured by all real estate of the Company.

The Credit Agreement contains various restrictive covenants relating to, among other things, net working capital, minimum cumulative earnings before interest, taxes, depreciation and amortization (EBITDA), and debt to equity ratios. Also included are certain restrictions on capital expenditures and the amount of cash dividends that may be paid. During second quarter of fiscal year 1999, the Company was not in compliance with the restrictive covenants relating to minimum cumulative EBITDA and minimum tangible net worth. The Company has obtained a waiver from the lenders under the Credit Agreement with respect to non-compliance with the restrictive covenants regarding the minimum cumulative EBITDA requirement for the quarter and second quarter of fiscal year 1999 and the minimum tangible net worth requirement for the second quarter of fiscal year 1999 continuing through April 30, 1999.

In connection with granting the waiver with respect to non-compliance with the restrictive covenants as described above, the Company's lenders are requiring that the Company obtain, by not later than March 15, 1999, a commitment letter pursuant to which one or more new lenders will provide financing in an aggregate amount at least sufficient to pay in full all outstanding obligations and retire all commitments of the lenders under the Credit Agreement by not later than April 30, 1999. The Company has commenced discussions with several potential lending institutions, and has received one proposal, and expects to receive additional proposals, with respect to available refinancing opportunities. In the event that the Company is unable to obtain such a commitment by March 15, 1999, then the waivers granted by the lenders in February 1999 will be subject to withdrawal. The Company expects that it will be able to obtain and consummate a refinancing of its outstanding indebtedness under the Credit Agreement; however, there can be no assurance that a commitment letter will be obtained, or that new financing arrangements will be available and consummated, within the time periods required, or that, if available, such financing would be on terms that are favorable to the Company. Furthermore, there can be no assurance as to what remedies the lenders may seek under the terms of the Credit Agreement if the Company is unable to meet the foregoing conditions. If the Company does not obtain such commitment letter of complete the refinancing within the time periods required, the Company would seek an extension of such time deadlines from the lenders. In addition, as a condition to issuing the waiver described above, the lenders are requiring that the pledge of the Company's real estate to secure the borrowings under the Credit Agreement be substantially completed by February 19, 1999. If the required action are not completed by that date, the waivers are subject to withdrawal. The Company currently anticipates that it will meet the required time deadlines.


ORGANIZATIONAL CHANGES

On September 16, 1998, the Company announced its plans to close its Griffin, Georgia, yarn facility and to transfer its production to other Company facilities. The consolidation of the Company's yarn production was designed to improve manufacturing capacity utilization. All employees at the Griffin plant were offered transfers to other Company facilities. The Griffin facility was closed mid-November 1998 and the facility is being offered for sale.

The Company has reorganized along division lines and, effective October 16, 1998, H. Stewart Davis was elected Executive Vice President of the Company and President - Consumer Products Division and George H. Hightower, Jr. was elected Executive Vice President of the Company and President - Apparel Fabrics Division. Mr. Neil H. Hightower, President and CEO also announced that William James joined the Company as Director of Operations Planning and Control. On December 10, 1998, Mr. James was elected Vice President of Consumer Products Manufacturing and Operations.

On January 18, 1999, Robert B. Dale joined the Company as Vice President of Sales and Marketing for the Consumer Products Division.

INVENTORIES

Inventories at January 2, 1999 and December 27, 1997 were $50,934,000 and $57,938,000, respectively. Total inventory turns on an average annualized rate were 4.4 times for the twenty-seven weeks ended January 2, 1999 and 4.6 times for the twenty-six weeks ended December 27, 1997.


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


YEAR 2000

The Company is committed to being Year 2000 compliant by September 30, 1999. A task force was formed two years ago with representatives from data processing, greige manufacturing, finishing, purchasing, accounting and internal audit. The company-wide endeavor, which involves the testing, assessment and remediation of both information technology and non-information technology systems, is designed to significantly reduce the risk of business interruption to Thomaston Mills' internal operations, business partners, customers, and suppliers as the next century approaches.

The millennium issue is being addressed on two fronts:

Internal - most internally developed systems have been rewritten since 1990. Beginning in 1991, a standard feature incorporated into all rewrites was a four digit year capability. Intensive review modification and testing of all internal programs began in January 1998. As of January 2, 1999, the work was approximately 97% complete. As testing of the systems continues, the Company will determine whether contingency plans must be developed and implemented to address any system failures or interruptions. Testing is scheduled to be completed prior to the end of the third quarter of fiscal 1999.

External - the Company has inventoried all equipment in use within the Company that contains a computer chip or uses externally developed software. The manufacturers are being contacted for Y2K compliance certification. The Company's customers and vendors are also being contacted for written Y2K assurance. As of January 2, 1999, approximately 60% of those customers and business partners contacted have responded and, to date, the Company has not been informed of any external systems or equipment wit a Year 2000 compliance issue that would materially impair the Company's business, financial condition or results of operations. However, the Company has no means of ensuring that such external systems or equipment will not encounter compliance problems that are expected to require further remediation. The Company will continue to monitor the progress of its material vendors and customers in addressing those issues, and will develop contingency plans if potential problems are identified.

Anticipated costs for the compliance effort total $450,000, most of which has been incurred and expensed. To date, the Company's review has not revealed any significant problems relative to the Year 2000 issue; however, there can be no assurance that the Company's systems or equipment, or those of its vendors, customers or other third parties, will be made Year 2000 compliant in a timely manner or that the impact of the failure to achieve such compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

Certain of the above statements contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, among other things, business conditions, the Company's degree of leverage and debt service requirements, the ability to obtain additional financing on acceptable terms, volatility of commodities markets, ability to control operating costs, developing successful new products and maintaining effective pricing and promotion of its products.

PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  (a) As of January 2, 1999 there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           10.1 First Amendment to Credit and Security Agreement, dated as of January 19, 1999, by and among the Company, Thomaston Mills FSC, Inc., and the Lenders named therein.

                           10.2 Consent and Waiver No. 1 to the Credit and Security Agreement, dated as of February 12, 1999, by and among the Company, Thomaston Mills FSC, Inc., and the Lenders named therein.

                           10.3     Amended and Restated Consent and Waiver
                                    No. 1 to the Credit and Security Agreement, as of February 16, 1999, by and among the Company, Thomaston Mills FSC, Inc., and the Lenders named therein. (to be filed by amendment.)

                           13.1 Quarterly Report to Shareholders dated January 2, 1999.

                           27.0 Financial Data Schedule (for SEC purposes only)

                  (b) The Company did not file any reports on Form 8-K during the three months ended January 2, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Thomaston Mills, Inc.


                                          /s/ Neil H. Hightower
                                          --------------------------------------
                                          Neil H. Hightower
                                          President and Chief
Date: February 15, 1999                   Executive Officer
     ------------------


                                          /s/ A. William Ott
                                          --------------------------------------
                                          A. William Ott
                                          Treasurer and Chief
Date: February 15, 1999                   Financial Officer
     ------------------