Form 10-Q/A
period 1999-01-02
THOMASTON MILLS INC
filed 1999-03-04
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549

                                  FORM 10-Q/A

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           10.1 First Amendment to Credit and Security Agreement, dated as of January 19, 1999, by and among the Company, Thomaston Mills FSC, Inc., and the Lenders named therein.+

                           10.2 Consent and Waiver No. 1 to the Credit and Security Agreement, dated as of February 12, 1999, by and among the Company, Thomaston Mills FSC, Inc., and the Lenders named therein.+

                           10.3     Amended and Restated Consent and Waiver
                                    No. 1 to the Credit and Security Agreement, as of February 16, 1999, by and among the Company, Thomaston Mills FSC, Inc., and the Lenders named therein.

                           13.1 Quarterly Report to Shareholders dated January 2, 1999.+

                           27.0 Financial Data Schedule (for SEC purposes only)+

                  (b) The Company did not file any reports on Form 8-K during the three months ended January 2, 1999.


+ Previously filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Thomaston Mills, Inc.


                                          /s/ Neil H. Hightower
                                          --------------------------------------
                                          Neil H. Hightower
                                          President and Chief
Date: March 4, 1999                       Executive Officer
     ------------------


                                          /s/ A. William Ott
                                          --------------------------------------
                                          A. William Ott
                                          Treasurer and Chief
Date: March 4, 1999                       Financial Officer
     ------------------