Form 10-Q
period 1999-04-03
THOMASTON MILLS INC
filed 1999-05-24
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



           For Quarter Ended April 3, 1999 Commission File No. 0-1915



                              THOMASTON MILLS, INC.
--------------------------------------------------------------------------------


         GEORGIA                                        58-0460470
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    115 East Main Street,  P.O. Box 311,  Thomaston, Georgia    30286-0004
    ----------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)


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

         Condensed consolidated balance sheets -- April 3, 1999 and June 27,
         1998

         Condensed consolidated statements of operations -- thirteen weeks ended April 3, 1999 and thirteen weeks ended March 28, 1998 and forty weeks ended April 3, 1999 and thirty-nine weeks ended March 28, 1998

         Condensed consolidated statements of cash flows -- forty weeks ended April 3, 1999 and thirty-nine weeks ended March 28, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a vote of Security Holders

Item 5.  Other information

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART 1 - FINANCIAL INFORMATION

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                         April 03, 1999   June 27, 1998
                                                         --------------   -------------
ASSETS
CURRENT ASSETS
   Cash & cash equivalents                                 $  1,486         $  1,122
   Accounts receivable, less allowance of
      $563 at April 3, 1999 and $871 at June 27, 1998        40,095           46,268
   Inventories--Note B                                       48,447           46,585
   Other current assets                                       4,150            8,832
                                                           --------         --------
          TOTAL CURRENT ASSETS                               94,178          102,807

PROPERTY, PLANT AND EQUIPMENT                               253,728          251,159
   Less allowance for depreciation                          179,120          168,336
                                                           --------         --------
                                                             74,608           82,823
OTHER ASSETS                                                 12,851            4,536
                                                           --------         --------
                                                           $181,637         $190,166
                                                           ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                        $ 17,953         $ 11,805
   Accrued liabilities                                        7,446            8,101
   Current portion of long-term debt
      and capital lease obligations--Note D                  76,547            2,648
                                                           --------         --------
          TOTAL CURRENT LIABILITIES                         101,946           22,554

OBLIGATIONS UNDER CAPITAL LEASE -
   LESS CURRENT PORTION                                       1,084            1,361

LONG-TERM DEBT--Note D                                            0           72,268

DEFERRED INCOME TAXES                                         4,907            4,907

OTHER LIABILITIES                                             2,642            2,861

SHAREHOLDERS' EQUITY
   Class A Common Stock--5,620,518 shares
     outstanding including 710,838 treasury shares            5,621            5,621
   Class B Common Stock--1,873,506 shares
     outstanding including 243,140 treasury shares            1,873            1,873
   Additional paid-in capital                                 8,904            8,904
   Retained earnings                                         60,080           75,237
                                                           --------         --------
                                                             76,478           91,635

   Less treasury stock - at cost                              5,420            5,420
                                                           --------         --------
                                                             71,058           86,215
                                                           --------         --------
                                                           $181,637         $190,166
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

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands except Share and Per Share Data)

                                                    13 Weeks        13 Weeks         40 Weeks           39 Weeks
                                                     Ended           Ended             Ended              Ended
                                                April 03, 1999   March 28, 1998    April 03, 1999     March 28, 1998
                                                --------------   --------------    --------------     --------------


Net sales                                        $    60,740       $    68,710       $   169,488       $   209,958
Cost of sales                                         59,501            66,644           170,767           199,387
                                                 -----------       -----------       -----------       -----------
                                                       1,239             2,066            (1,279)           10,571

Selling, general
   and administrative expenses                         5,094             5,037            14,970            15,106
                                                 -----------       -----------       -----------       -----------
                                                      (3,855)           (2,971)          (16,249)           (4,535)

Other income (expense) - net                              47                79               506               254
                                                 -----------       -----------       -----------       -----------
                                                      (3,808)           (2,892)          (15,743)           (4,281)

Interest expense                                       1,723             1,310             4,921             3,852
                                                 -----------       -----------       -----------       -----------

Income (loss) before
   income taxes                                       (5,531)           (4,202)          (20,664)           (8,133)

Provision for income taxes
   (benefit)                                               0            (1,596)           (5,751)           (3,090)
                                                 -----------       -----------       -----------       -----------

Net income (loss)                                $    (5,531)      $    (2,606)      $   (14,913)      $    (5,043)
                                                 ===========       ===========       ===========       ===========


Weighted Average Number of Shares - Basic          6,540,046         6,540,042         6,540,046         6,540,042
   Basic earnings (loss) per share               $   (0.8500)      $   (0.4000)      $   (2.2800)      $   (0.7700)


Weighted Average Number of Shares - Diluted        6,540,046         6,540,042         6,540,046         6,540,042
   Diluted earnings (loss) per share             $   (0.8500)      $   (0.4000)      $   (2.2800)      $   (0.7700)

Dividends paid per share                         $    0.0000       $    0.0750       $    0.0375       $    0.2250

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                  40 Weeks         39 Weeks
                                                    Ended           Ended
                                                April 3, 1999  March 28, 1998
                                                -------------  --------------
OPERATING ACTIVITIES
Net income (loss)                                 $(14,913)      $ (5,043)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
      Depreciation and amortization                 11,134         12,811
      Gain on sale of property, plant
      and equipment                                    (48)            (2)
Changes in operating assets and liabilities:
      Accounts receivable                            6,173          6,921
      Inventories                                   (1,862)        (7,795)
      Other assets                                  (3,632)        (1,640)
      Accounts payable and accrued expenses          5,646         (2,441)
                                                  --------       --------

      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                           2,498          2,811

INVESTING ACTIVITIES
Purchases of property, plant and equipment          (2,921)        (7,627)
Less capital lease obligations incurred                  0            664
                                                  --------       --------
     Cash for property, plant and equipment         (2,921)        (6,963)
Proceeds from sales of property, plant
   and equipment                                        50              2
                                                  --------       --------

      NET CASH USED IN INVESTING
      ACTIVITIES                                    (2,871)        (6,961)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit
   and long-term debt                                9,975          8,664
Less capital lease obligations incurred                  0           (664)
                                                  --------       --------
     Cash proceeds from borrowings                   9,975          8,000
Principal payments on revolving lines of
   credit, long-term debt and capital lease
   obligations                                      (8,993)        (2,782)
Cash dividends paid                                   (245)        (1,472)
                                                  --------       --------

      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                             737          3,746
                                                  --------       --------

      INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                             364           (404)

Cash and cash equivalents at beginning
   of period                                         1,122          1,886
                                                  --------       --------
Cash and cash equivalents at end
   of period                                      $  1,486       $  1,482
                                                  ========       ========

                      THOMASTON MILLS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 3, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. Certain fiscal 1998 balances have been reclassified to conform with the fiscal 1999 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 27, 1998.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                               (Dollars in Thousands)
                           April 3, 1999    June 27, 1998
                           -------------    -------------

     Raw materials          $  6,644          $  7,569
     Work in process          27,331            29,525
     Finished products        23,412            21,631
     LIFO reserve             (8,940)          (12,140)
                            --------          --------
                            $ 48,447          $ 46,585
                            ========          ========

NOTE C -- NET INCOME (LOSS) PER COMMON SHARE

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" in its second quarter ended on December 27, 1997. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to SFAS No. 128 requirements.

         The following table sets forth the computation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share:


                                                                   (Dollars in Thousands except Share and Per Share Data)
                                                              --------------------------------------------------------------------
                                                                13 Weeks           13 Weeks         40 Weeks           39 Weeks
                                                                  Ended             Ended            Ended               Ended
                                                              April 03, 1999    March 28, 1999   April 03, 1999     March 28, 1999
                                                              --------------    --------------   --------------     --------------

Numerator:
   Net income (loss) from continuing operations                $    (5,531)      $    (2,606)      $   (14,913)      $    (5,043)
                                                               -----------       -----------       -----------       -----------

Numerator for basic and diluted earnings (loss) per share      $    (5,531)      $    (2,606)      $   (14,913)      $    (5,043)
                                                               ===========       ===========       ===========       ===========

Denominator:
   Denominator for basic earnings (loss) per share -
   Weighted average shares                                       6,540,046         6,540,042         6,540,046         6,540,042

   Dilutive effect of potential common shares -
   Employee stock options                                              N/A               N/A               N/A               N/A
                                                               -----------       -----------       -----------       -----------

   Denominator for diluted earnings (loss) per share -
   adjusted weighted-average shares and
   assumed conversions                                           6,540,046         6,540,042         6,540,046         6,540,042
                                                               ===========       ===========       ===========       ===========


Basic earnings (loss) per share $(0.8500)                      $   (0.8500)      $   (0.4000)      $   (2.2800)      $   (0.7700)
                                                               ===========       ===========       ===========       ===========
Diluted earnings (loss) per share                              $   (0.8500)      $   (0.4000)      $   (2.2800)      $   (0.7700)
                                                               ===========       ===========       ===========       ===========


Potentially dilutive common shares related to
options outstanding:
   Not considered in calculation due to net loss                         0            14,283                 0             9,166
                                                               ===========       ===========       ===========       ===========

   Not considered in calculation due to average
   price of Company's common stock exceeding
   exercise price of options                                       861,104           594,163           887,502           596,738
                                                               ===========       ===========       ===========       ===========

NOTE D -- LONG-TERM OBLIGATIONS

In August 1998, the Company entered into a two-year Credit and Security Agreement (the "Credit Agreement") providing for a revolving credit facility of up to $45,000,000, a term loan of $18,000,000 and standby letters of credit of $17,250,000. On April 1, 1999, the Company and its lenders amended the Credit Agreement. Among other things, this amendment shortened the termination date of the Credit Agreement to June 1, 1999, and included a waiver of the Company's non-compliance with certain financial covenants. The Company has been engaged in negotiations with its current lenders and with potential new lenders in order to obtain commitments for replacement credit arrangements. The Company currently believes that it will be able to enter into agreements with one or more new lenders to provide for replacement credit facilities during the fourth quarter. Pending completion of a new credit facility, all borrowings outstanding under the current Credit Agreement have been classified as current liabilities.

THOMASTON MILLS, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales for the third fiscal quarter ended April 3, 1999 were down 11.6% to $60,740,000 from third quarter sales last year of $68,710,000. Contributing to the sales decline were the January 1998 sale of the Rattlers Division and the November 1998 closing of the Griffin, Georgia yarn facility. Depressed market demand for denim and greige goods and finished fabrics sold through the Company's Home Furnishing Division also contributed to the sales decline. Sales of $169,488,000 for the forty weeks ended April 3, 1999 were down 19.3% from sales of $209,958,000 for the comparable thirty-nine week period last year.

Cost of sales for the third fiscal quarter was $59,501,000 or 98% of sales compared to cost of sales for the third fiscal quarter last year of $66,644,000 or 97% of sales. Although the Company continues to experience lower raw material costs and improved capacity utilization at certain of its manufacturing facilities, lower sales prices on units sold have offset these improvements.

Gross profit for the third fiscal quarter was 2% of sales as compared to 3% of sales for the third quarter last year. For the forty weeks ended April 3, 1999, the Company generated a negative gross profit of $1,279,000 against a positive gross profit of $10,571,000 for the thirty-nine weeks ended March 28, 1998. The negative gross profit was the result of weak markets for the Company's products along with the Company's concentrated effort to bring inventory levels more in line with sales volume. Inventory levels were reduced from $56,524,000 at March 28, 1998, to $48,447,000 at April 3, 1999.

Selling, general and administrative expenses were $5,094,000 for the third fiscal quarter compared to $5,037,000 for the third quarter last year. For the forty weeks ended April 3, 1999, selling, general and administrative expenses were $14,970,000 compared to $15,106,000 for the thirty-nine weeks ended March 28, 1998. The decrease in sales, however, resulted in selling, general and administrative expenses as a percent of sales to increase to 8.4% of sales for the third quarter this year compared to 7.3% of sales for the third quarter last year. For the forty weeks ended April 3, 1999, selling, general and administrative expenses were 8.8% of sales as compared to 7.2% of sales for the thirty-nine weeks ended March 28, 1998.

Other income during the third quarter of fiscal year 1999 was $47,000 and $79,000 for fiscal year 1998 third quarter. Other income relates to miscellaneous equipment sales and interest earned on the Company's short-term investments of cash.

Interest expense increased for both the quarter and the forty weeks ended April 3, 1999, when compared to the third quarter and the thirty-nine weeks ended March 28, 1998. This increase was the result of increased borrowings and higher interest rates under the Company's credit facilities.

Due to its accumulated net operating losses, the Company has established a valuation reserve for income tax benefits generated in the quarter ended April 3, 1999. The valuation reserve results in no income tax benefits being recorded during third quarter. Income tax expense (benefit) for the second quarter and first six months of fiscal year 1999 and for the third quarter and first nine months of fiscal year 1998 was 38% of taxable income (loss), which approximates the statutory income tax rate for the tax jurisdictions in which the Company operates.

For the third quarter of fiscal year 1999, the Company sustained a loss of $5,531,000, or $.85 per basic and diluted share, as compared to a third quarter fiscal year 1998 net loss of $2,606,000, or $.40 per basic and diluted share. For the forty weeks ended April 3, 1999, the Company sustained a loss of $14,913,000 , or $2.28 per basic and diluted share, as compared to a net loss of $5,043,000, or $.77 per basic and diluted share, for the thirty-nine weeks ended March 28, 1998.

Liquidity and Capital Resources

Operating activities provided cash flow of $2,498,000 during the forty weeks ended April 3, 1999. The primary use of funds was $2,871,000 in purchases of property, plant and equipment. Financing activities, consisting of net borrowings on revolving lines of credit, long-term debt and capital lease obligations, provided funds of $737,000.

On August 19, 1998, the Company entered into a new two-year credit agreement with a group of banks for borrowings up to $80,250,000 including a revolving credit facility up to $45,000,000, a term loan of $18,000,000 and standby letters of credit of $17,250,000 (the "Credit Agreement"). Proceeds from borrowings under the Credit Agreement were used to refinance the Company's revolving credit facility, a long-term note payable due March 2001 in the amount of $2,150,000 and a portion of the Industrial Revenue Bonds existing at June 27, 1998. Standby letters of credit were issued to provide credit enhancement of other credit facilities existing at June 27, 1998. Borrowings under the Credit Agreement were initially secured by all assets and properties of the Company, other than real estate. The borrowings available under the revolving credit facility are based on the amount of eligible trade accounts receivable and inventories. At April 3, 1999, the Company had the ability to borrow up to an additional $525,000 under the revolving credit facility. The interest rate on borrowings under this line is currently based on the prime interest rate plus 2%. The Company pays facility fees on the unused portions of the committed credit line.

On January 19, 1999, the Company and its lenders amended the Credit Agreement to provide for, among other things, a reduction in the borrowing-base fixed reserve from $10,000,000 to $5,000,000 and a waiver of certain restrictive covenants. The lenders agreed to allow the reduction in the borrowing base fixed reserve requirement to continue in effect through April 30, 1999. This amendment also provided that borrowings under the Credit Agreement were to be further secured by all real estate of the Company.

On April 1, 1999, the Company and its lenders amended the Credit Agreement to continue the reduction in the borrowing-base fixed reserve from $10,000,000 to $5,000,000 through June 1, 1999. This amendment also shortened the termination date of the Credit Agreement to June 1, 1999, and included a waiver of non-compliance with certain financial covenants.

The Company has been engaged in negotiations with its current lenders and with potential new lenders in order to obtain commitments for replacement credit arrangements. The Company currently believes that it will be able to enter into agreements with one or more new lenders to provide for replacement credit facilities during the fourth quarter. Pending completion of new credit facilities, all borrowings outstanding under the current Credit Agreement have been classified as current liabilities. The Company expects that it will be able to obtain the commitment letter on or before June 1, 1999, that if such letter is acceptable to the existing lenders, they will agree to extend the termination date under the Credit Agreement, and that the Company will be able to consummate a refinancing of its outstanding indebtedness prior to the end of the fourth quarter; however, there can be no assurance that any or all of the foregoing will occur. Furthermore, there can be no assurance as to what remedies the existing lenders may seek under the Credit Agreement if the Company is unable to fulfill its obligations thereunder.

Inventories

Inventories at April 3, 1999 and March 28, 1998 were $48,447,000 and $56,524,000, respectively. The Company has made a concentrated effort to bring inventory levels more in line with sales volume. Total inventory turns on an average annualized rate were 4.7 times for the forty weeks ended April 3, 1999 and 4.7 times for the thirty-nine weeks ended March 28, 1998.

Raw Materials

The Company's primary raw material is cotton. As a commodity, cotton is traded on established markets and periodically experiences price fluctuations. The Company monitors the cotton market and buys its cotton from brokers. The Company has not had and does not currently anticipate any material difficulty in obtaining cotton.

In order to assure a continuous supply of cotton, the Company enters into cotton purchase contracts for several months in advance of delivery which either provide for (1) fixed quantities to be purchased at a predetermined price, or
(2) fixed quantities to be purchased at a price to be determined (at a later date). When the Company sells its product to its customers, the cost of cotton under existing cotton purchase contracts is taken into account in calculating the price for the Company's product. The Company generally attempts to match product sales contracts with fixed price cotton purchase contracts and uses market price cotton contracts to anticipate future needs and subsequent product sales contracts. To the extent prices are sometimes fixed in advance of shipment, the Company may benefit from its cotton purchase contracts to the extent prices thereafter rise, or incur increased cost to the extent prices thereafter fall.


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


YEAR 2000

The Company continues to address the Year 2000 compliance issue. A task force was formed two years ago with representatives from data processing, greige manufacturing, finishing, purchasing, accounting and internal audit. The company-wide endeavor, which involves the testing, assessment and remediation of both information technology and non-information technology systems, is designed to significantly reduce the risk of business interruption to Thomaston Mills' internal operations, business partners, customers, and suppliers as the next century approaches.

The millennium issue is being addressed on two fronts:

Internal - most internally developed systems have been rewritten since 1990. Beginning in 1991, a standard feature incorporated into all rewrites was a four digit year capability. Intensive review modification and testing of all internal programs began in January 1998. As of April 3, 1999, the work was approximately 99% complete. The Company is now addressing contingency issues. Testing of the systems has been completed.

External - the Company has inventoried all equipment in use within the Company that contains a computer chip or uses externally developed software. The manufacturers are being contacted for Y2K compliance certification. The Company's customers and vendors are also being contacted for written Y2K assurance. As of April 3, 1999, approximately two-thirds of those customers and business partners contacted have responded and, to date, the Company has not been informed of any external systems or equipment with a Year 2000 compliance issue that would materially impair the Company's business, financial condition or results of operations. However, the Company has no means of ensuring that such external systems or equipment will not encounter compliance problems that are expected to require further remediation. The Company will continue to monitor the progress of its material vendors and customers in addressing those issues, and will develop contingency plans if potential problems are identified.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         (a) As of April 3, 1999 there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

         (b)      Not applicable

ITEM 2.  CHANGE IN SECURITIES

         (a)      (b) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)      (b) Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      (b)(c)(d) Not applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10.1 Second Amendment to Credit and Security Agreement, dated as of April 1, 1999, by and among the Company, Thomaston Mills FSC, Inc., and the Lenders named therein (to be filed by amendment).

                  10.2 Consent and Waiver No. 2 to Credit and Security Agreement, dated as of March 5, 1999, by and among the Company, Thomaston Mills FSC, Inc., and the Lenders named therein (to be filed by amendment).

                  27.0     Financial Data Schedule (for SEC purposes only)

         (b) The Company did not file any reports on Form 8-K during the three months ended April 3, 1999.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Thomaston Mills, Inc.




                                            /s/ Neil H. Hightower
                                            ---------------------------
                                            Neil H. Hightower
                                            President and Chief
Date:     May 24, 1999                      Executive Officer




                                            /s/ A. William Ott
                                            ---------------------------
                                            A. William Ott
                                            Treasurer and Chief
Date:     May 24, 1999                      Financial Officer