Form 10-Q/A
period 1999-04-03
THOMASTON MILLS INC
filed 1999-05-28
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549

                                   FORM 10-Q/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended April 3, 1999                      Commission File No. 0-1915

     THOMASTON MILLS, INC.
---------------------------------

            GEORGIA                                   58-0460470
---------------------------------       -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


         115 East Main Street, P.O. Box 311 Thomaston, Georgia                                           30286-0004
------------------------------------------------------------------------------------------------------------------
                      (Address of principal executive offices)                                           (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No
    -------

This Form 10Q/A is being filed solely to file Exhibits 10.1 and 10.2 which were not previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999.

ITEM 1.           EXHIBITS AND REPORTS ON FORM 8-K

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

                           27.0 Financial Data Schedule (for SEC purposes only)*

                  (b) The Company did not file any reports on Form 8-K during the three months ended April 3, 1999.

* Previously filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Thomaston Mills, Inc.


                                            /s/ Neil H. Hightower
                                            -----------------------------------
                                            Neil H. Hightower
                                            President and Chief
                                            Executive Officer
Date:  May 28, 1999
     ----------------------


                                            /s/ A. William Ott
                                            -----------------------------------
                                            A. William Ott
                                            Treasurer and Chief
                                            Financial Officer
Date:  May 28, 1999
     ----------------------