Form 10-K405
period 1999-07-03
THOMASTON MILLS INC
filed 1999-10-01
CIK 97931

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended July 3, 1999
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to
Commission File No. 0-1915
THOMASTON MILLS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-0460470

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

115 East Main Street
Thomaston, Georgia	30286-0004

(Address of principal	(Zip Code)
executive offices)

Registrant’s telephone number, including area code:  (706) 647-7131

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Class A Common Stock, Par Value $1 Per Share

(Title of Class)

Class B Common Stock, Par Value $1 Per Share

(Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  [X]  No  [   ].

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 14, 1999: Class B Common Stock, $1 Par Value — $1,438,539 based upon the average bid and ask price of such stock on September 13, 1999, excluding Class B Common Stock owned by officers and directors, some of whom may be held not to be affiliates.

    The number of shares outstanding (excluding treasury shares) of each of the registrant’s classes of common stock as of September 14, 1999:

Class	Number of Shares

Class A Common Stock, $1 Par Value	4,909,680

Class B Common Stock, $1 Par Value	1,630,366
DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the annual shareholders report for the year ended July 3, 1999 are incorporated by reference into Parts I and II.
    Portions of the proxy statement for the annual shareholders meeting to be held October 7, 1999, are incorporated by reference into Part III.

PART I

Item  1.  Business

General

      Thomaston Mills, Inc. (“Thomaston Mills” or the “Company”) is a manufacturer, finisher and marketer of cotton, synthetic and blended textile products for the home furnishings and apparel piece-dyed markets. The Company’s home furnishings line includes coordinated sheets, pillowcases, comforters and related accessories which are marketed under the Thomaston® label primarily through value-based retailers, as well as fabrics which are sold to other manufacturers of home furnishings. The Company’s apparel piece-dyed line includes dyed and finished woven fabrics in a variety of colors and washes which are sold to apparel manufacturers.

      Prior to 1999, the Company’s business included the manufacturing and finishing of regular and stretch denim which were sold to apparel manufacturers and cotton and blended yarn for athletic hosiery and other circular knit manufacturers, and both yarn and fabric for manufacturers of industrial belting and hoses.

      In the fourth quarter of fiscal 1999, the Company began a comprehensive restructuring of the Company’s operations and businesses with a view towards enhancing and focusing on the Company’s operations which management believes present the best future profitability and growth potential. As a result of completing the assessment of various strategic alternatives, the Company concluded that discontinuing its denim and industrial yarn operations, which have been unprofitable in recent years, was in the best interest of the Company. In conjunction with the exit of these businesses, the Company’s balance sheet at July 3, 1999 included assets held for sale in the amount of $9,554,000. Proceeds from the sale of these assets will be applied against outstanding term loan obligations.

      The Company has concluded that it will focus on the manufacturing and marketing of home furnishing as well as dyeing and finishing fabrics for casual and career apparel. The Company believes that these operations offer the most viable opportunity for improving future profitability. The Company has initiated a personnel and operational realignment of these businesses which it believes will improve their future profit margins.

      The Company is a Georgia corporation which has been in the textile business continually since 1899. Headquartered in Thomaston, Georgia, the Company’s continuing operations include three plants in Thomaston, with an aggregate area of approximately 1.7 million square feet. The Company markets its products domestically and internationally through sales offices in Thomaston, Georgia, New York, New York and through international sales agents or distributors in Canada, Europe, the Middle East and Central and South America. The Company’s executive offices are located at 115 East Main Street, P.O. Box 311, Thomaston, Georgia 30286-0004 and its telephone number is (706) 647-7131. On the internet, the Company’s home page may be reached at http://www.thomastonmills.com.

Strategy

      Thomaston Mills intends to be the low cost producer in each of its selected markets. In recent years, the Company has focused its product development, marketing and manufacturing capabilities on producing value-added textile products while reducing its emphasis on the production of labor-intensive products which are more vulnerable to foreign competition. The Company has particularly focused its product development on its home furnishings line in recognition of the growing fashion-consciousness of the American consumer. In this regard, the Company is building on its historical strength as a manufacturer of sheets and pillowcases by expanding its home furnishings line with the addition of products such as comforters and coordinated bedroom sets which have high value-added manufacturing characteristics and provide favorable gross margins. The Company’s apparel piece-dyed operations finish and dye fabrics, such as twill, for casual and career apparel.

      To become the low cost provider in its selected product lines, the Company has made substantial capital investments to modernize its facilities. Substantially all of these expenditures were invested in equipment designed to improve efficiency in the Company’s spinning, weaving, finishing and sewing facilities. The capital expenditures have increased productivity substantially, thereby lowering the Company’s labor expense as a component of total manufacturing costs and its vulnerability to import competition.

      The Company has implemented flexible manufacturing systems along with electronic data interchange (EDI) and cost control systems, which permit both faster order turnaround for its customers and better forecasting for the Company. In 1999, the Company made substantial investments in a new supply chain management system.

Products and Markets

      Home Furnishings. Thomaston Mills offers a complete line of muslin, percale and 250-count products for the bedroom, including fashion coordinated bedding sets and comforters marketed under the Thomaston label, as well as home furnishings fabrics sold to other manufacturers of home furnishings.

      The Company markets a coordinated line of products and accessories which, for any given pattern, may include comforters, sheets and pillowcases, pillow shams, bed skirts, duvets or comforter covers and window treatments. The Company offers these products in a wide variety of styles and patterns, from solid colors to fashion designs. These value-added products have a greater design sensitivity and fashion orientation and thus generally command higher prices than traditional white bedding products. The Company has enhanced its design capabilities through the expansion of its own design staff and through the use of licenses for proprietary designs. The Company has also expanded its product offerings to include packaged sets consisting of flat and fitted sheets, pillowcases and comforters with additional accessories available. These packaged sets offer convenience to consumers while providing higher sales and margins both to the Company and retailers. Packaged sets also help retailers avoid markdowns on unsold accessories.

      The Company believes that the comforter market represents an attractive opportunity to expand its home furnishings line. The Company began producing comforters in 1990, and, for fiscal 1999, sales of comforters and accessories accounted for 26% of the Home Furnishings line.

      As the Company has broadened and upgraded its line of muslin, percale and 250-count products, the Company’s principal customers have expanded from regional value-based retailers to include national value-based retailers. The Company is not a major supplier of designer-licensed products to high-end department stores which require significantly higher selling and administrative expenses per unit. The quality and prices of the Company’s products are intended to allow its targeted retailers to achieve high margins while offering a significant value to customers.

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

      Apparel Fabrics. The Company’s apparel fabrics line involves the finishing and dyeing of heavier “bottom weight” fabrics such as twill and other value-added textiles that the Company believes are less susceptible to price pressure from foreign competition. The Company dyes and finishes twill fabric for casual and career apparel. The Company generally purchases fabric for these products from other manufacturers.

      Manufacturing. Thomaston Mills’ three plants are involved in virtually every major component of the textile manufacturing process, from spinning and weaving to dyeing, finishing and sewing. The Company’s manufacturing strategy has been to reduce lead times, minimize inventory levels and maximize flexibility to respond to changing market conditions. The only major production functions not currently performed by the Company are the printing of fabrics for its home furnishings line and the manufacture of greige goods for its piece-dyed apparel fabrics line. The Company employs a number of outside printing sources to enhance design flexibility and to eliminate the fixed costs attendant to maintaining printing capability.

      Facilities. The Company’s spinning and weaving operations for its home furnishings line are conducted at the Company’s Peerless plant. At this facility, raw material (cotton, synthetic or blend) is spun into yarn.

Through it’s capital expenditure program, the Company has installed advanced carding and spinning machinery which require fewer operators in the high-speed production of quality yarns. The Company has phased out its use of ring and open-end spinning and is fully reliant on air jet spinning technology. The Company believes that it is among the leaders in the textile industry in the use of modern spinning equipment.

      The Company’s weaving operation is also housed at its Peerless facility and contains approximately 409 weaving machines. As a result of its capital expenditure program, the Company’s weaving capacity currently consists of high-speed air-jet and projectile weaving machines. These machines are less labor-intensive and weave fabric at higher speeds with fewer defects than do older weaving methods. In addition, these modern weaving machines have the capability to produce a variety of widths and weaves.

      Virtually all woven fabric made or purchased by the Company is either dyed, finished or printed from its unfinished or “greige” state. Finishing fabric involves applying special chemicals and/or resins to a fabric to give it certain properties, such as soil release, wrinkle-resistant or wash and wear. The Company’s dyeing and finishing facilities include a continuous dye range and several finishing ranges for dipping and heat-setting fabrics. While greige fabrics are woven by the Company based on projected sales, the Company dyes its products or has them printed generally according to specific customer purchase orders to allow the Company to respond to market demand. The Company has achieved operating efficiencies and improved inventory controls as a result. In addition, the Company purchases greige fabrics and finishes fabrics on a commission basis to achieve higher capacity utilization of its finishing facilities.

      The Company’s sewing strategy has been to modernize its facilities in order to minimize production costs and cycle times while maximizing design flexibility and improving quality. The Company’s fully automated sewing and computerized quilting machines offer several advantages over conventional machines, including faster speed, greater design flexibility, higher quality and lower production costs.

      In March 1994, the Company completed construction of a 242,000 square feet comforter and bedding accessory manufacturing and distribution facility which has expanded and consolidated the Company’s comforter and bedding accessory product line. The facility allowed certain operations to be consolidated in a single plant and resulted in significantly increased manufacturing and storage capacity. Automation of certain warehousing and distribution functions at this facility has improved physical control over inventories, reduced order fulfillment lead times, allowed for enhanced levels of service and required fewer employees dedicated to handling and storage, resulting in cost savings to the Company.

      In fiscal 1997, the Company expanded its comforter and bedding accessory manufacturing and distribution facility and added a new Dye Range.

      Quality and Efficiency. The Company uses a number of methods to support its quality control, including classroom training of employees, statistical process quality control, computer-aided product testing from raw fiber to finished fabric and computer-aided manufacturing control systems.

      The Company is focused on customer service. The Company maintains constant communication between its marketing and manufacturing operations which allows it to be responsive to a customer’s individual needs. The Company’s plants employ computer monitoring and bar code scanning for product tracking. The Company also follows “Just in Time” manufacturing techniques to reduce in-process inventories, floor space requirements and order processing time. The Company emphasizes coordination with its customers through the industry’s “Quick Response” delivery program. The Company also offers electronic data interchange (EDI) to its customers and suppliers. In 1999, the Company made substantial investments in a new supply chain management system.

      Raw Materials. The Company’s primary raw material is cotton. As a commodity, cotton is traded on established markets and periodically experiences price fluctuations. The Company monitors the cotton market and buys its cotton from brokers. The Company has not had and does not anticipate any material difficulty in obtaining cotton.

      In order to assure a continuous supply of cotton, the Company enters into cotton purchase contracts for several months in advance of delivery which either provide for (1) fixed quantities to be purchased at a predetermined price, or (2) fixed quantities to be purchased at a price to be determined (at a later date). When the Company sells its product to its customers, the cost of cotton under existing cotton purchase contracts is taken into account in calculating the price for the Company’s product. The Company generally attempts to match product sales contracts with fixed price cotton purchase contracts and uses market price cotton contracts to anticipate future needs and subsequent product sales contracts. Accordingly, fluctuations in the market value of cotton do not generally affect the pricing or profitability of existing sales contracts, but would affect subsequent sales contracts. To the extent prices are sometimes fixed in advance of shipment, the Company may benefit from its investment in cotton, to the extent prices thereafter rise, or incur increased cost, to the extent prices thereafter fall.

      The Company also purchases greige goods, synthetic fibers, dyes and chemicals. These raw materials have normally been available in adequate supply levels through a number of suppliers.

Sales and Marketing

      Thomaston Mills markets its products through 28 sales representatives to approximately 1,000 active customers. Net sales to one customer were 11% of the Company’s net sales in fiscal 1999, inclusive of sales from both continuing and discontinued operations. Domestic sales are made through the Company’s principal sales office in Thomaston, Georgia and a branch office in New York, New York. The New York showroom facility provides displays of the Company’s products. International sales, which constituted 4.5% of net sales in fiscal 1999, inclusive of sales from both continuing and discontinued operations, are handled through the Thomaston office and commissioned sales agents and distributors in Canada, Europe, the Middle East and Central and South America.

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

      Imports of foreign-made textile and apparel products are a significant source of competition for many sectors of the domestic textile industry. In December 1993, 117 countries reached an agreement under the General Agreement on Tariffs and Trade that would cover new areas of trade, further cut tariffs and strengthen multilateral free-trade rules by creating a World Trade Organization (WTO) as its successor. This agreement was ratified by the United States Congress and went into effect on July 1, 1995. As part of this new agreement, the Multifiber Arrangement (MFA) under which textile and apparel trade had been controlled, will be phased out along with its import quotas over a 10-year period. Tariffs on textiles will be cut by 11.6% over 10 years. Under the agreement, quotas on the least sensitive import products will be phased out over the first five years and quotas on the most sensitive import products will not be affected until the latter part of the ten-year period.

      The WTO agreement contains some provisions which may have a favorable impact on the textile industry. An assembly rule of origin amendment makes it illegal for a non-WTO member country to assemble garments from pieces cut in a member country and then export the garments as originating in the country where they were cut. Additionally, the agreement preserves the authority of the President of the United States to control imports from non-WTO countries such as Taiwan or China. In the event China is admitted to the WTO, the U.S. apparel industry could be adversely affected.

      Although the WTO agreement may reduce the cost of certain imported textiles, the Company believes that upgraded technology resulting in increased productivity and lower costs will enable it to compete in a global market.

      The North American Free Trade Agreement (“NAFTA”) was approved by the United States, Canada and Mexico and became effective January 1, 1994. Import duties on fibers, yarns, textiles and clothing produced in Canada, Mexico or the United States and traded among those countries were either eliminated immediately or phased out over a ten-year period. This duty elimination applies only to textile and apparel goods made from yarn or fiber produced in Mexico, Canada or the United States. No assurance can be given regarding the ultimate effects of NAFTA; however, the Company believes that NAFTA has created a long-term oversupply of denim, which has resulted in depressed prices of denim. These factors contributed significantly to the Company’s decision to exit the denim business.

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

Backlog

      The Company’s order backlog was $64,500,000 at July 3, 1999.

Inventories

      Inventories at July 3, 1999 and June 27, 1998 were $40,371,000 and $46,585,000, respectively. The Company closely monitors inventory levels and, through manufacturing capacity utilization, adjusts these levels in relation to current and forecasted sales.

Intellectual Property

      The Company owns a registered trademark containing the “Thomaston Mills” name and spinning wheel design, which it uses as its primary trademark. In addition, the Company holds various other trademarks and trade names, including Thomaston® and American Mood® used in connection with its business and products, both domestically and internationally. License fees paid by the Company for the use of designs for home furnishings are insignificant in amount.

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

      The Company’s operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act and regulations thereunder which, among other things, establish cotton dust, formaldehyde, asbestos and noise standards, and regulate the use of hazardous chemicals in the workplace. The Company uses resins containing formaldehyde in processing some of its products. Although the Company does not use asbestos in the manufacture of its products, certain of its facilities contain asbestos insulation.

      The Company believes that it presently complies in all material respects with applicable environmental, health and safety laws and regulations and does not believe that future compliance with such existing laws or regulations will have a material adverse effect on its results of operations or financial condition.

Employees

      As of September 27, 1999, the Company had approximately 1,587 full-time employees, all but 136 of whom are employed at the Company’s manufacturing facilities. None of the Company’s employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

Executive Officers of Registrant

      The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position

Neil H. Hightower	58	President, Chief Executive Officer and Director

George H. Hightower, Jr.	50	Executive Vice President
		President, Apparel Fabrics Division and Director

H. Stewart Davis	56	Executive Vice President
		President, Consumer Products Division and Director

William C. James	55	Vice President — Consumer Products Manufacturing & Operations

James F. Haygood	52	Vice President — Apparel Fabric Sales

Jonathan O. Huff	58	Vice President — Finishing

Daniel B. Tripp	47	Vice President — Human Resources and
		Public Relation

A. William Ott	43	Treasurer and Chief Financial Officer

Ronald W. VanHouten	52	Secretary

Robert B. Dale	52	Vice President — Consumer Products Sales

      The Board of Directors currently consists of eleven members. All of the directors hold their positions until the next succeeding annual meeting or until their successors are duly elected and qualified. Executive officers of the Company are elected annually by the Board of Directors and serve at the Board’s discretion. The Company has an Executive Committee which acts on behalf of the Company’s Board of Directors during the intervals between the meetings of the full Board of Directors in accordance with the policies of the Company, its Articles of Incorporation and Bylaws and applicable law. Messrs. George H. Hightower, Neil H. Hightower and William H. Hightower, Jr. together comprise the Executive Committee.

      Mr. Neil H. Hightower has been with the Company for 34 years and has served as President and Chief Operating Officer since 1984, as President and Chief Executive Officer since 1986 and as a director since 1980.

      Mr. George Hightower, Jr. has been with the Company for 25 years and has served as Executive Vice President since 1986, President of the Apparel Fabrics Division since 1998, and as a director since 1981. He is also a director of Thomaston Federal Savings Bank, Thomaston, Georgia.

      Mr. Davis has been with the Company for 35 years and has served as Executive Vice President since 1986, President of the Consumer Products division since 1998, and as a director since 1981.

      Mr. Haygood has been with the Company 27 years and has served as Vice President — Apparel Fabrics Sales since June 1995. He served as Manager — Apparel Fabric Sales from 1990 to 1995.

      Mr. Huff has been with the Company for 25 years and has served as Vice President — Finishing since 1990. He served as Manager — Finishing Division from 1984 to 1990.

      Mr. Ott joined the Company May 1, 1998, and has been Treasurer and CFO since October 1998. From June 1997 until January 1998, he served as President of the Home Furnishings Division of The Bibb Company, which merged with Dan River Inc. in 1998, and as CFO of The Bibb Company from 1994 to 1997.

      Mr. Tripp has been with the Company for 21 years and has served as Vice President — Human Resources and Public Relations since 1991. He served as an Industrial Sales Representative from 1987 to 1991 and as Personnel Manager from 1978 to 1987.

      Mr. VanHouten has been with the Company for 27 years and has served as Secretary since 1992. He served as Assistant Secretary from 1990 to 1992 and Controller from 1987 to 1990.

      Mr. Dale joined the Company in January 1999 as Vice President of Sales and Marketing for the Consumer Products Division. From 1995 to 1998, Mr. Dale was Division President for Glenoit Mills, Inc., a textile manufacturer. From 1970 to 1995 he was Division President and Corporate Officer for Fieldcrest Cannon, Inc., a furniture coverings and textile bath products manufacturer.

      Mr. James joined the Company in October 1998. He served as Vice President of Manufacturing for Leshner Mills, now known as Pillowtex Corp., for 11 years prior to joining the Company.

      Members of the Hightower family have been involved with the Company since its founding in 1899. The family relationships existing among the current executive officers and directors are as follows: William H. Hightower, Jr. and George H. Hightower are brothers; Neil H. Hightower is the son of William H. Hightower, Jr.; George H. Hightower, Jr. is the son of George H. Hightower; H. Stewart Davis is the nephew of William H. Hightower, Jr. and George H. Hightower.

Item  2.  Properties

      Thomaston Mills operates three manufacturing facilities located in Thomaston, Georgia with an aggregate area of approximately 1.7 million square feet. The Company also owns four vacant manufacturing facilities with an aggregate area of approximately 1.3 million square feet which previously housed operations which have been discontinued. These vacant facilities are currently listed for sale. In addition, the Company owns buildings used for its executive offices and approximately 200 acres of undeveloped property which is available for use by the Company. All of the Company’s manufacturing facilities have appropriate safety features such as sprinkler fire protection.

      The following table summarizes certain information regarding the Company’s production facilities.

	Approximate
Name and Location	Square Feet	Use

Peerless Mill	524,000	Greige mill in which baled raw cotton
Thomaston, Georgia		and polyester are converted in woven cloth.

Finishing and Sewing Plant	846,000	Finishing plant for bleaching and dyeing
Thomaston, Georgia		cloth and for sewing and warehousing.

Lakeside Plant	281,000	Sewing plant for fabricating cloth into
Thomaston, Georgia		household products.

      The Company also leases a sales offices in New York, New York and operates a retail outlet on property it owns in Thomaston, Georgia.

Item  3.  Legal Proceedings

      As of September 14, 1999, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

Item  4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the Company’s shareholders during the quarter ended July 3, 1999.

PART II

Item  5.  Market for the Registrant’s Common Stock and Related Shareholder Matters

      Common Stock Market Prices and Dividends on pages 34 and 35 of the annual shareholders report for the year ended July 3, 1999 are incorporated herein by reference.

Item  6.  Selected Financial Data

      Selected financial data on Page 4 of the annual shareholders report for the year ended July 3, 1999, are incorporated herein by reference.

Item  7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 25 thru 30 of the annual shareholders report for the year ended July 3, 1999, is incorporated herein by reference.

Item  8.  Financial Statements and Supplementary Data

      The following consolidated financial statements of the registrant and its subsidiary, included in the annual shareholders report for the year ended July 3, 1999, are incorporated herein by reference:

      Consolidated Balance Sheets — July 3, 1999 and June 28, 1997 — Page 8

      Consolidated Statements of Shareholders’ Equity — fiscal years ended July 3, 1999, June 28, 1998 and June 28, 1997 — Page 9

      Consolidated Statements of Operations — fiscal years ended July 3, 1999, June 27, 1998 and June 28, 1997 — Page 10

      Consolidated Statements of Cash Flows — fiscal years ended July 3, 1999, June 27, 1998 and June 28, 1997 — Page 11

      Notes to Consolidated Financial Statements — July 3, 1999 — Pages 12 thru 23

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item  10.  Directors and Executive Officers of the Registrant

      Information regarding the directors of the Company and compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to pages 5 thru 7 of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders on October 7, 1999. See also Part I above with respect to information regarding executive officers of the registrant. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item  11.  Executive Compensation

      Information regarding executive compensation on pages 7 thru 10 of the definitive proxy statement for the Annual Meeting of Shareholders on October 7, 1999 is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item  12.  Security Ownership of Certain Beneficial Owners and Management

      Information regarding beneficial ownership shown on pages 2 thru 4 of the definitive proxy statement for the Annual Meeting of Shareholders on October 7, 1999, is incorporated herein by reference.

Item  13.  Certain Relationships and Related Transactions

(a) Information regarding transactions between the Company and directors, officers and owners on page 12 of the definitive proxy statement for the Annual Meeting of Shareholders on October 7, 1999, is incorporated herein by reference.

(b) C. Ronald Barfield, a director of the Company, is a partner in the law firm Adams, Barfield, Dunaway & Hankinson, which provides legal services to the Company.

(c) Dom H. Wyant, a director of the Company, is a retired partner of the law firm Jones, Day, Reavis and Pogue, which provides legal services to the Company.

Item  14.  Exhibits, Financial Statement Schedules, and Report on Form 8-K

      (a)  (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report. (3) Listing of Exhibits

Exhibit
No.			Description of Document

3.0		—	Articles of Incorporation, incorporated by reference to Exhibit 3.0 of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 1991 (the “1991 10-K”).
3.1		—	Bylaws Incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-K for the year ended July 3, 1993 (the “1993 10-K”).
4.1	**	—	Warrantholders Rights Agreement, dated as of July 26, 1999, between the Company, Wachovia Bank, N.A., SunTrust Bank, Atlanta and Bank of America, N.A.
4.2	**	—	Warrants to purchase shares of Class A and Class B voting stock of the Company to Wachovia Bank, N.A., SunTrust Bank, Atlanta and Bank of America, N.A., each dated July 23, 1999.
10.0	*	—	Thomaston Mills, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the 1991 10-K.
10.1	*	—	Thomaston Mills, Inc. Amended and Restated 1989 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the 1991 10-K.
10.3	*	—	Thomaston Mills, Inc. Retirement Plan No. 1 effective as of July 1, 1987, incorporated by reference to Exhibit 10.5 of the 1992 Registrant’s Annual Report on Form 10-K for the year ended June 27, 1992 (the “1992 10-K”).
10.4		—	Thomaston Mills, Inc. Retirement Plan No. 2 effective as of July 1, 1987, incorporated by reference to Exhibit 10.6 of the 1992 10-K.
10.5	*	—	Thomaston Mills, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.7 of the 1992 10-K.
10.7	*	—	Thomaston Mills, Inc. 1994 Stock Option Plan, incorporated by reference to Exhibit 10.7 of Registrant’s Annual Report on Form 10-K for the fiscal year ended July 2, 1994 (the “1994 10-K”).
10.8	*	—	Thomaston Mills, Inc Executive Compensation Continuation Agreement, incorporated by reference to Exhibit 10.8 of the 1994 10-K.
10.9	*	—	Thomaston Mills, Inc. 1997 Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Registrant’s amendment to its 1997 10-K.
10.10	**	—	Amended and Restated Credit and Security Agreement, dated as of July 27, 1999, among the Company, its subsidiary, Bank of America, N.A., SunTrust Bank, Atlanta and Wachovia Bank, N.A., as lenders; SunTrust Bank, Atlanta, as agent; Wachovia Bank, N.A., as agent; and SunTrust Equitable Securities Corporation, as arranger and lead manager, as amended by that certain First Amendment to Amended and Restated Credit and Security Agreement, dated as of September 10, 1999.
10.11	**	—	Pledge Agreement, dated as of July 23, 1999, made by the Company in favor of Wachovia Bank, N.A., as collateral agent.
10.12	**	—	$75,000,000 Loan and Security Agreement among the Company, the financial institutions named therein, as lenders, Foothill Capital Corporation, as agent, and Foothill Capital Corporation and General Electric Capital Corporation, as co-agents, dated as of July 27, 1999.
10.13	**	—	Patent Security Agreement, dated as of July 27, 1999, made by the Company in favor of Foothill Capital Corporation, as agent for the co-agents and lenders.
10.14	**	—	Trademark Security Agreement, dated as of July 27, 1999, made by the Company to Foothill Corporation, as agent for the lender group.
13.0	**	—	1999 Annual Report mailed to shareholders.
21.0	**	—	Subsidiary of the Company.
23.0	**	—	Consent of Independent Auditors.

Exhibit
No.		Description of Document

27.0 **	—	Financial Data Schedule (For SEC use only).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto pursuant to Item 14(e) or Form 10-K.

**	Filed herewith.

      (b)  Reports on Form 8-K filed in the fourth quarter of fiscal 1999 — none.

      (c)  Exhibits — The response to this portion of Item 14 is submitted as a separate section of this report

      (d)  Financial Statement Schedule — The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOMASTON MILLS, INC.

By:	/s/ NEIL H. HIGHTOWER

Neil H. Hightower
President, Chief Executive Officer and
Director

Date:  September 30, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. WILLIAM OTT A. William Ott	Treasurer, Chief Financial Officer and Chief Accounting Officer	September 30, 1999
/s/ GEORGE H. HIGHTOWER George H. Hightower	Executive Vice President and Director	September 30, 1999
/s/ WILLIAM H. HIGHTOWER, JR. William H. Hightower, Jr.	Director	September 30, 1999
/s/ H. STEWART DAVIS H. Stewart Davis	Executive Vice President and Director	September 30, 1999
/s/ GEORGE H. HIGHTOWER, JR. George H. Hightower, Jr.	Director	September 30, 1999
/s/ THOMAS D. ADAMS, JR. Thomas D. Adams, Jr.	Director	September 30, 1999

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1), (2) and (d)

AND

INDEX OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED JULY 3, 1999

THOMASTON MILLS, INC. AND SUBSIDIARY

Thomaston, Georgia

FORM 10-K — ITEM 14(a)(1) and (2)

THOMASTON MILLS, INC. AND SUBSIDIARY

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

      The following consolidated financial statements and notes thereto of Thomaston Mills, Inc. and subsidiary included in the annual report of the registrant to its shareholders for the year ended July 3, 1999 are incorporated by reference in Item 8:

      Consolidated Balance Sheets — July 3, 1999 and June 27, 1998

      Consolidated Statements of Shareholders’ Equity — fiscal years ended July 3, 1999, June 27, 1998 and June 28, 1997.

      Consolidated Statements of Operations — fiscal years ended July 3, 1999, June 27, 1998 and June 28, 1997

      Consolidated Statements of Cash Flows — fiscal years ended July 3, 1999, June 27, 1998 and June 28, 1997

      Notes to Consolidated Financial Statements — July 3, 1999

      Report of Independent Auditors.

      The following consolidated financial schedule of Thomaston Mills, Inc. and subsidiary is included in Item 14(d):

      Schedule II — Valuation and Qualifying Accounts.

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

THOMASTON MILLS, INC. AND SUBSIDIARY

Col. A	Col. B	Col. C		Col. D	Col. E

(Additions)
			(2)
		(1)	Chartered to
	Balance	Chartered to	Other
	Beginning of	Costs and	Accounts—	Deductions	Balance at End
Description	Period	Expenses	Describe	Describe	of Period

Period ended July 3, 1999	$871,010	$613,053	$0	$534,063	$950,000
Allowance for doubtful accounts

Period ended June 27, 1998	$500,000	$751,566	$0	$380,556	$871,010
Allowance for doubtful accounts

Period ended June 28, 1997	$415,000	$1,180,763	$0	$1,095,763	$500,000
Allowance for doubtful accounts

Note:  Amounts included in column D are accounts written off during the periods.

Col. A	Col. B	Col. C		Col. D	Col. E

(Additions)
			(2)
		(1)	Chartered to
	Balance	Chartered to	Other
	Beginning of	Costs and	Accounts—	Deductions	Balance at End
Description	Period	Expenses	Describe	Describe	of Period

Period ended July 3, 1999

Provision to reduce inventories to net realizable value	$2,458,292	$0	$0	$1,379,915	$1,078,377
Period ended June 27, 1998

Provision to reduce inventories to net realizable value	$0	$2,458,292	$0	$0	$2,458,292
Period ended June 28, 1997

Provision to reduce inventories to net realizable value	$0	$0	$0	$0	$0

Note:  Amounts included in column D are accounts written off during the periods.