Form 10-Q
period 1999-10-02
THOMASTON MILLS INC
filed 1999-11-16
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended October 2, 1999           Commission File No. 0-1915



                              THOMASTON MILLS, INC.
------------------------------------------------------------------------------

            GEORGIA                                 58-0460470
----------------------------------         -----------------------------------
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


Yes [X]       No [ ]

                                      INDEX
                      THOMASTON MILLS, INC. AND SUBSIDIARY



PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets -- October 2, 1999 and
         July 3, 1999

         Condensed consolidated statements of operations -- thirteen weeks ended October 2, 1999 and fourteen weeks ended October 3, 1998.

         Condensed consolidated statements of cash flows -- thirteen weeks ended October 2, 1999 and fourteen weeks ended October 3, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a vote of Security Holders

Item 5.  Other information

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART 1 - FINANCIAL INFORMATION

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                      OCTOBER 2, 1999     July 3, 1999
                                                                      ---------------     ------------
ASSETS
CURRENT ASSETS
   Cash & cash equivalents                                               $   2,715         $     353
   Accounts receivable, less allowance of
      $812 at October 2, 1999 and $950 at July 3, 1999                      29,179            35,237
   Inventories--Note B                                                      34,837            40,371
   Other current assets                                                      2,133             1,038
                                                                         ---------         ---------
          TOTAL CURRENT ASSETS                                              68,864            76,999

PROPERTY, PLANT AND EQUIPMENT                                              166,898           166,339
   Less allowance for depreciation                                         116,959           114,679
                                                                         ---------         ---------
                                                                            49,939            51,660

Assets held for sale                                                        10,410            10,709
Deferred Income taxes                                                        3,116             3,116
Other assets                                                                 6,345             5,937
                                                                         ---------         ---------
                                                                         $ 138,674         $ 148,421
                                                                         =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                      $  12,674         $  17,950
   Accrued liabilities                                                       8,242             7,339
   Current portion of long-term debt
      and capital lease obligations                                          4,398             4,398
   Reserve for discontinued operations                                         257             5,533
                                                                         ---------         ---------
          TOTAL CURRENT LIABILITIES                                         25,571            35,220

OBLIGATIONS UNDER CAPITAL LEASE -
   LESS CURRENT PORTION                                                        865               963

LONG-TERM DEBT, less current portion                                        66,178            66,696

OTHER LIABILITIES                                                            1,588             1,342

SHAREHOLDERS' EQUITY
   Class A Common Stock--5,620,518 shares
     outstanding including 710,838 treasury shares                           5,621             5,621
   Class B Common Stock--1,873,506 shares
     outstanding including 243,140 treasury shares                           1,873             1,873
   Additional paid-in capital                                               10,766             8,904
   Retained earnings                                                        31,632            33,222
                                                                         ---------         ---------
                                                                            49,892            49,620

   Less treasury stock - at cost                                             5,420             5,420
                                                                         ---------         ---------
                                                                            44,472            44,200
                                                                         ---------         ---------
                                                                         $ 138,674         $ 148,421
                                                                         =========         =========

NOTE: The Balance Sheet at July 3, 1999 has been derived from the Audited Financial
Statements at that date. See Notes to
Condensed Financial Statements.

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands except Share and Per Share Data)



                                                                          13 WEEKS               14 Weeks
                                                                            ENDED                  Ended
                                                                       OCTOBER 2, 1999        October 3, 1998
                                                                       ---------------        ---------------
Net sales                                                                $     40,724           $     43,070
Cost of sales                                                                  36,231                 41,697
                                                                         ------------           ------------
  Gross profit                                                                  4,493                  1,373

Selling, general and administrative expenses                                    4,057                  4,476
                                                                         ------------           ------------
  Operating profit (loss)                                                         436                 (3,103)

Interest expense                                                                2,068                  1,585
Amortization of credit agreement fees                                              74                      0
Other income (expense) - net                                                      116                    144
                                                                         ------------           ------------
  Loss from continuing operations before income tax benefit                    (1,590)                (4,544)
Benefit for income taxes                                                            0                 (2,447)
                                                                         ------------           ------------
  Loss from continuing operations                                              (1,590)                (2,097)
  Loss from discontinued operations                                                 0                 (1,895)
                                                                         ------------           ------------
  Net loss                                                                     (1,590)                (3,992)
                                                                         ============           ============

Weighted Average Number of Shares - Basic and Diluted                       6,540,046              6,540,046
Basic and diluted loss per share:
  Continuing operations                                                  $      (0.24)          $      (0.32)
  Discontinued operations                                                        0.00           $      (0.29)
                                                                         ------------           ------------
Net loss per share                                                       $      (0.24)                 (0.61)

Dividends paid per share                                                 $     0.0000           $     0.0375

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)



                                                     13 WEEKS          14 Weeks
                                                      ENDED              Ended
                                                 OCTOBER 2, 1999   October 3, 1998
                                                 ---------------   ---------------
OPERATING ACTIVITIES
Net loss                                             $(1,590)          $(3,992)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
      Depreciation and amortization                    2,493             3,905
      Gain on sale of property, plant
      and equipment                                      (18)              (35)
Changes in operating assets and
   liabilities:
      Accounts receivable                              6,058             6,728
      Inventories                                      5,534            (6,449)
      Other assets                                       166            (4,230)
      Assets held for sale                               299                 0
      Accounts payable and accrued expenses           (4,127)            3,685
      Reserve for discontinued operations             (5,276)                0
                                                     -------           -------
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                             3,539              (388)

INVESTING ACTIVITIES
Purchases of property, plant and equipment              (562)             (852)
Proceeds from sales of property, plant
   and equipment                                          18                35
                                                     -------           -------
      NET CASH USED IN INVESTING
      ACTIVITIES                                        (544)             (817)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit
   and long-term debt                                  5,836             3,500
Principal payments on revolving lines of
   credit, long-term debt and capital lease
   obligations                                        (6,469)           (2,640)
Cash dividends paid                                        0              (245)
                                                     -------           -------
      NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                              (633)              615
                                                     -------           -------
      INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                             2,362              (590)

Cash and cash equivalents at beginning
   of period                                             353             1,122
                                                     -------           -------
Cash and cash equivalents at end
   of period                                         $ 2,715           $   532
                                                     -------           -------

                      THOMASTON MILLS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. Certain fiscal 1999 balances have been reclassified to conform with the fiscal 2000 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended July 3, 1999.

NOTE B -- INVENTORIES

The components of inventory consist of the following:




                                  (Dollars in Thousands)
                           OCTOBER 2, 1999          July 3, 1999
                           ---------------          ------------

     Raw materials           $  4,509                 $  5,304
     Work in process           20,525                   24,245
     Finished products         18,494                   19,813
     LIFO reserve              (8,691)                  (8,991)
                             --------                 --------
                             $ 34,837                 $ 40,371
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

The following table sets forth the computation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share:





                                                                 (Dollars in Thousands except Share and Per Share Data)

                                                                           13 WEEKS              14 WEEKS
                                                                             ENDED                 ENDED
                                                                        OCTOBER 2, 1999       OCTOBER 3, 1998
                                                                        ---------------       ---------------

Numerator:
  Net income (loss) from continuing operations                           $     (1,590)          $     (2,097)
                                                                         ------------           ------------

Numerator for basic and diluted earnings (loss) per share                $     (1,590)          $     (2,097)
                                                                         ------------           ------------

Denominator:
  Denominator for basic earnings (loss) per share -
  Weighted average shares                                                   6,540,046              6,540,046

  Dilutive effect of potential common shares -
  Employee stock options                                                          N/A                    N/A
  Warrants                                                                        N/A                    N/A
                                                                         ------------           ------------

  Denominator for diluted earnings per share -
  adjusted weighted-average shares and
  assumed conversions                                                       6,540,046              6,540,046
                                                                         ------------           ------------

Basic earnings (loss) per share                                          $      (0.24)          $      (0.32)
                                                                         ------------           ------------

Diluted earnings (loss) per share                                        $      (0.24)          $      (0.32)
                                                                         ------------           ------------

Potentially dilutive common shares related to options
  and warrants outstanding:
  Not considered in calculation due to net loss                               551,810                    257
                                                                         ------------           ------------

  Not considered in calculation due to average
  price of Company's common stock exceeding
  exercise price of options                                                   810,871                907,367
                                                                         ------------           ------------

NOTE D -- SEGMENT INFORMATION

The Company has two reportable segments in its continuing operations: Consumer Products and Apparel Fabrics. Each reportable segment is organized around product similarities. The Consumer Products segment manufactures and sells a complete line of muslin, percale and 250-count products for the bedroom, including fashion-coordinated bedding sets and comforters marketed under the Thomaston label and offers home furnishing fabrics for sell to other manufacturers of home furnishings. The Apparel Fabrics line is directed toward dyeing and finishing heavier fabrics such as twill and other value-added fabrics.

The profit performance measure for the Company's segments is defined as Internal EBIT (earnings before interest and taxes). The aggregate of Internal EBIT for the reportable segments differs from the Company's consolidated earnings before interest and taxes by costs that are deemed to be non-operating in nature.

Allocations of corporate general and administrative expenses are used in the determination of segment profit performance.

                                                 (Dollars in Thousands except Share and Per Share Data)

                                                       NET SALES                         PROFIT PERFORMANCE
                                             13 WEEKS            14 WEEKS           13 WEEKS          14 WEEKS
                                              ENDED                ENDED              ENDED             ENDED
                                         OCTOBER 2, 1999      OCTOBER 3, 1998    OCTOBER 2, 1999   OCTOBER 3, 1998
                                         ---------------      ---------------    ---------------   ---------------
Reportable segments:
    Consumer products                         27,381               28,467              244             (1,962)
    Apparel fabrics                           13,343               14,603              308               (997)
                                             -------              -------            -----              -----
Segment total                                 40,724               43,070              552             (2,959)
Interest expense                             =======              =======            2,068              1,585
Other non-segment                                                                       74                  0
                                                                                     -----              -----

Consolidated (loss) before
taxes from continuing operations                                                    (1,590)            (4,544)
                                                                                     =====              =====

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the fourth quarter of fiscal 1999, the Company began a comprehensive restructuring of the Company's operations and businesses with a view towards enhancing and focusing on the Company's operations which are believed to present the best future profitability and growth potential. As a result of completing the assessment of various strategic alternatives, the Company concluded that discontinuing the Company's denim and industrial yarn operations, which have been unprofitable in recent years, was in the best interest of the Company. In conjunction with the exit of these businesses, the Company's balance sheet includes assets held for sale in the amount of $9,554,000. Proceeds from the sale of these assets will be applied against outstanding term loan obligations.

The Company has concluded that it will focus on the manufacturing and marketing of home furnishing as well as dyeing and finishing fabrics for casual and career apparel. The Company believes that these operations offer the most viable opportunity for improving future profitability. Discussions below pertaining to the operating results exclude the Company's discontinued operations.

RESULTS OF OPERATIONS

Sales from continuing operations for the first fiscal quarter ended October 2, 1999 were down 5.4% to $40,724,000 from first quarter sales last year of $43,070,000; however, an improvement in the product mix of units sold resulted in an increase in gross profit from $1,373,000 in first quarter last year to $4,493,000 gross profit for the first quarter of fiscal year 2000. Both the Consumer Products and Apparel Fabrics areas of the Company generated improved gross margins on decreased sales dollars.

Cost of sales for the quarter just ended decreased to 89.0% of sales or $36,231,000. For first quarter fiscal year 1999, cost of goods sold were 96.8% of sales or $41,697,000. Improved manufacturing capacity utilization and plant productivity along with decreases in raw material costs have contributed to the decline in cost of goods sold.

Gross profit for the first quarter was 11.0% of sales as compared to 3.2% of sales for the first quarter last year.

Selling, general and administrative expenses decreased from $4,476,000 for first quarter fiscal year 1999 to $4,057,000 for first quarter 2000. The Company's realignment of its operations has contributed to reductions in certain selling, general and administrative expenses. As a percentage of sales, selling, general and administrative expenses were 10.4% for first quarter fiscal year 1999 and 10.0% for first quarter 2000.

Other income during first quarter fiscal years 2000 and 1999 respectively was $116,000 and $144,000. Other income relates to miscellaneous equipment sales and interest earned on the Company's short-term investments of cash.

Interest expense and amortization of credit agreement fees increased $557,000 from $1,585,000 in first quarter fiscal year 1999 to $2,142,000 in first quarter fiscal year 2000. This increase was the result of higher interest rates under the Company's various credit agreements. Total debt at October 2, 1999 was $70,178,000, down $5,689,000 from total debt at October 3, 1998 of $75,867,000.

The Company has not recorded an income tax benefit for first quarter 2000 as a result of its operating loss carry forward position. The Company recorded an income tax benefit of $2,447,000 for first quarter 1999. This future anticipated benefit was recorded based on tax planning strategies as to the realization of the deferred tax benefit.

For first quarter fiscal year 2000, the Company sustained a loss from continuing operations of $1,590,000 or $.24 per basic and diluted share as compared to the first quarter fiscal year 1999 loss from continuing operations of $2,097,000 or $.32 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

On October 2, 1999, working capital was $43,293,000 as compared to $80,909,000 at October 3, 1998. The ratio of current assets to current liabilities was 2.7:1 at October 2, 1999 and 4.0:1 at October 3, 1998. Changes in working capital are primarily the result of lower levels of inventory and accounts receivables. Improvements in supply-chain inventory control systems and the selling off of inventories associated with discontinued operations have resulted in decreased inventory levels at October 2, 1999, as compared to inventory levels at October 3, 1998. The collection of receivables associated with discontinued operations and reduced sales during the first quarter fiscal year 2000 have resulted in a reduction in accounts receivable.

Operating activities provided cash of $3,539,000 during first quarter of fiscal year 2000. During first quarter of fiscal year 1999, operating activities used cash of $388,000. Net cash used in investing activities amounted to $544,000 during first quarter 2000 compared to $817,000 used in first quarter 1999. Capital expenditures have been reduced as a result of the Company's realignment of its operations. Financing activities used cash of $633,000 during first quarter of fiscal year 2000 as a result of net repayments of indebtedness. During first quarter of fiscal year 1999, financing activities provided funds of $615,000.

On July 27, 1999, the Company entered into a new Loan and Security Agreement (the Loan Agreement) which provides for borrowing as follows:

- Revolving advances equal to the lesser of $70,000,000 or a specified percentage of certain accounts receivable and inventory as defined in the Loan Agreement. At November 9, 1999, $29,132,000 was outstanding and $3,975,000 was available for borrowing under the revolving advances provisions. The revolving advances bear interest at the Reference Rate plus 1% or the Euro-dollar Rate plus 3.25%. The revolving advances are payable on July 27, 2004, and provide for an early termination penalty as specified in the Loan Agreement.

- Tranche A Term Loan of $20,000,000 is payable in monthly installments of $333,333 beginning August 1, 1999, and bears interest at the Reference Rate plus 1.75% or the Euro-dollar Rate plus 3.75%.

- Tranche B Term Loan of $5,000,000 is due July 23, 2004, and bears interest at 18.5% of which 15% is payable currently and 3.5% per annum is payable on the maturity date.

Borrowings under this Loan Agreement were used to reduce the existing Credit and Security Agreement to $15,000,000 as discussed below and to repay the senior notes payable and industrial revenue bonds.

On July 27, 1999, the Company entered into an Amended and Restated Credit and Security Agreement (the Credit Agreement) which reduced the existing borrowings to $15,000,000. Interest is accrued at a rate of 15% increasing at the rate of 1% per month to a rate of 20% effective January 1, 2000. Interest is payable at the Euro-dollar Rate plus 3.5% or the Base Rate plus 1.5%. The difference in the interest accrued and the interest paid is added to the balance of the borrowings. Borrowings under the Credit Agreement are due July 24, 2004, unless repaid prior to that date. In connection with the Credit Agreement, the Company issued to the lenders warrants to purchase 10% of the fully diluted Class A and Class B common shares (approximately 742,000 shares at July 27, 1999) as defined for nominal consideration. The warrants are exercisable after December 31, 1999, through December 31, 2004. If the Company repays the $15,000,000 loan prior to December 31, 1999, the lenders will cancel the warrants and will forgive the difference of the interest accrued and the interest paid above 15%.

Borrowings under the Loan Agreement and Credit Agreement are secured by all assets and properties of the Company. The Loan Agreement and the Credit Agreement contain various restrictions relating to, among other things, maintaining a certain level of tangible net worth, attainment of certain amounts of earnings before interest, taxes, depreciation and amortization, restrictions on capital expenditures and the payment of dividends. Capital expenditures for fiscal year 2000 are projected to approximate $4,000,000.

Management believes that cash provided by operating activities and the new Loan Agreement will be sufficient to finance capital requirements and operating needs of the Company for fiscal year 2000.

INVENTORIES

Inventories at October 2, 1999 and October 2, 1998 were $34,837,000 and $53,034,000, respectively. Improvements in supply-chain inventory control systems and the selling off of inventories associated with discontinued operations have resulted in decreased inventory levels at October 2, 1999 as compared to inventory levels at October 3, 1998. Total inventory turns on an average annualized rate were 4.2 times for first quarter 2000 and 3.1 times for first quarter 1999.

NEW ACCOUNTING STANDARDS

The Company has adopted Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective with fiscal year ended July 3, 1999. Reportable segments in its continuing operations are Consumer Products and Apparel Fabrics (see Note D). The adoption of Statement 131 did not affect results of operations or financial position.

RAW MATERIALS

The Company's primary raw material is cotton. As a commodity, cotton is traded on established markets and periodically experiences price fluctuations. The Company monitors the cotton market and buys its cotton from brokers. The Company has not had and does not currently anticipate any difficulty in obtaining cotton.

In order to assure a continuous supply of cotton, the Company enters into cotton purchase contracts for several months in advance of delivery which either provide for (1) fixed quantities to be purchased at a pre-determined price or
(2) fixed quantities to be purchased at a price to be determined (at a later date). When the Company sells its product to its customers, the cost of cotton under existing cotton purchase contracts is taken into account in calculating the price for the Company's product. The Company generally attempts to match product sales contracts with fixed price cotton purchase contracts and uses market price cotton contracts to anticipate future needs and subsequent product sales contracts. To the extent prices are sometimes fixed in advance of shipment, the Company may benefit from its cotton purchase contracts to the extent prices thereafter rise, or incur increased cost to the extent prices thereafter fall.

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

YEAR 2000

The year 2000 issue refers generally to a data structure problem that may exist as a result of computer programs using a two-digit number rather than a four-digit number to define the applicable year. Computer programs or hardware that have date sensitive software or embedded chips may recognize a date such as 01/01/00 as January 1, 1900 rather than January 1, 2000. This misreading could result in system failures or miscalculations causing disruptions of operations and the inability of a company to process transactions, send invoices, apply correct terms and interest, process payroll or engage in similar normal business activities.

The Company continues to address the Year 2000 compliance issue. In 1996, the Company formed a Year 2000 task force, which includes representatives from the information technology group, greige manufacturing, finishing, purchasing, cost accounting, financial accounting and internal audit. The task force initiated a compliance program involving three phases: (1) assessment, (2) remediation (including modification, upgrading and replacement) and (3) testing.

The Company is addressing the Year 2000 issue on two fronts:

- Internal - The Company uses a mainframe operating environment for most of its programs along with PC based networking applications. Most internally developed systems have been rewritten since 1990. Beginning in 1991, a standard feature incorporated into all rewrites was a four-digit year capability. Intensive review, modification and testing of all internal programs began in January 1998. As of October 2, 1999, 100% of all application programs (on-line and batch) and 100% of all application job streams have been determined to be Year 2000 compliant. The Company has utilized a virtual Y2K test machine run on the mainframe for several months and tested individual applications as they have been converted. The Year 2000 compliance program, however, is an ongoing process, involving continual evaluation and may be subject to a change in response to new developments.

- External - The Company has inventoried all equipment that operates via a computer chip or externally developed software. Assessment revealed that most of the equipment (such as machinery utilizing process controllers, HVAC, elevators and other items) either were not date sensitive or date sensitivity was not relevant to continued operation of the equipment. For equipment where date sensitivity is relevant, the manufacturers have been contacted for Year 2000 compliance certification, and upgrades have been made where necessary. The Company's customers, vendors (including supply and utility services), business partners, and professional and financial institutions have also been contacted for written Year 2000 compliance certification. As of October 2, 1999, response has been received from approximately 60% of all contacts, and all responses have been favorable. Follow up contacts are being made to all non respondents. While there can be no assurance that all providers' systems, or their suppliers' systems, upon which the Company relies, will be ready in a timely manner and will not have a material effect on the Company, the Company is not aware of any third party with a Year 2000 issue that will materially impact the Company's results of operations, liquidity or capital resources.

The Company estimates that it has incurred approximately $450,000 in cost related to the Year 2000 project, all of which has been expensed and funded through operating cash flows.

Management believes it has an effective program in place to address the Year 2000 issue that will significantly reduce the risk of business interruption to its internal operations, business partners, customers, and suppliers as the next century approaches. However, there can be no assurance that the Company's systems or equipment or those of its vendors, customers or other third parties, will be made Year 2000 compliant in a timely manner or that the impact of the failure to achieve such compliance will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company is updating its contingency plans based on the current status of its progress toward becoming Year 2000 compliant. The plans include the addressing of potential needs during the actual transition of operations on January 1, 2000. In addition, the Company is developing a Year 2000 business continuity plan for its critical business functions that will include potential failure by critical third parties to address the Year 2000 issue. Management believes the continuity plan will be completed and in place before December 31, 1999.

FORWARD-LOOKING STATEMENTS

Certain of the above statements contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, among other things, business conditions, volatility of commodities markets, ability to control operating costs, developing successful new products and maintaining effective pricing and promotion of its products. Additionally, there can be no assurance that the Company (i) will have access to financial capital in the future or that it can obtain such capital on terms that are favorable to the Company or otherwise reasonably acceptable to it, or (ii) will be able to generate profits from, or continue the growth of, the lines of businesses and operations that the Company has retained subsequent to its restructuring efforts. A failure by the Company to obtain capital in the future on terms that are favorable to it or a failure by the Company to generate profits from, or grow, its remaining business lines may have a material adverse effect on the Company's business, financial condition or results of operations.

PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         (a) As of October 2, 1999, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

         (b)      Not applicable

ITEM 2.  CHANGE IN SECURITIES

         (a)      Not applicable.

         (b)      Not applicable.

         (c) In connection with the Amended and Restated Credit and Security Agreement that the Company entered into on July 27, 1999 (the "Credit Agreement"), the Company issued to the lenders warrants to purchase 10% of the fully diluted Class A and Class B common shares (approximately 742,000 shares as of July 27, 1999) for nominal consideration. The warrants are exercisable by the lenders after December 31, 1999, through December 31, 2004. If the Company repays the $15,000,000 loan made pursuant to the Credit Agreement prior to December 31, 1999, the lenders will cancel the warrants and will forgive the difference of the interest accrued under the Credit Agreement and the interest paid thereunder above 15%. The Company issued the warrants pursuant to the exemption set forth by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)      (b)      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The election of directors and selection of Ernst & Young as the Company's independent auditors were approved by the holders of the Company's Class B Common Stock at the Annual Meeting of Shareholders held on October 7, 1999. Set forth below are the results of the voting:


                                   VOTES               VOTES
                                    FOR                AGAINST       ABSTENTIONS        WITHHELD
                                 ---------             -------       -----------        --------

ELECTION OF DIRECTORS

Thomas D. Adams, Jr.             1,546,598                0             1,349            18,594
C. Ronald Barfield               1,546,598                0             1,349            18,594
Archie H. Davis                  1,546,598                0             1,349            18,594
H. Stewart Davis                 1,546,598                0             1,349            18,594
George H. Hightower              1,546,598                0             1,349            18,594
George H. Hightower, Jr.         1,546,598                0             1,349            18,594
Neil H. Hightower                1,546,598                0             1,349            18,594
Rosser R. Raines                 1,546,598                0             1,349            18,594
Dr. Jerry M. Williamson          1,546,598                0             1,349            18,594
Dom H. Wyant                     1,546,598                0             1,349            18,594

SELECTION OF ERNST & YOUNG       1,566,541                0             1,349                 0


ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10.1 Amended and Restated Credit and Security Agreement, dated as of July 27, 1999, among the Company, its subsidiary, Bank of America, N.A., SunTrust Bank, Atlanta and Wachovia Bank, N.A., as lenders; SunTrust Bank, Atlanta, as agent; Wachovia Bank, N.A., as agent; and SunTrust Equitable Securities Corporation, as arranger and lead manager, as amended by that certain First Amendment to Amended and Restated Credit and Security Agreement, dated as of September 10, 1999, incorporated by reference to Exhibit 10.10 at the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1999 (the "1999 10-K").

                  10.2 Pledge Agreement, dated as of July 23, 1999, made by the Company in favor of Wachovia Bank, N.A., as collateral agent, incorporated by reference to
                           Exhibit 10.11 of the 1999 10-K.

                  10.3 $75,000,000 Loan and Security Agreement among the Company, the financial institutions named therein, as lenders, Foothill Capital Corporation, as agent, and Foothill Capital Corporation and General Electric Capital Corporation, as co-agents, dated as of July 27, 1999, incorporated by reference to Exhibit
                           10.12 of the 1999 10-K.

                  10.4 Patent Security Agreement, dated as of July 27, 1999, made by the Company in favor of Foothill Capital Corporation, as agent for the co-agents and lenders, incorporated by reference to Exhibit 10.13 of the 1999 10-K.

                  10.5 Trademark Security Agreement, dated as of July 27, 1999, made by the Company to Foothill Corporation, as agent for the lender group, incorporated by reference to Exhibit 10.14 of the 1999 10-K.

                  13.1     Quarterly Report to Shareholders dated October 2,
                           1999.

                  27.0     Financial Data Schedule (for SEC purposes only)

         (b) The Company did not file any reports on Form 8-K during the three months ended October 2, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Thomaston Mills, Inc.



                                             /s/ Neil H. Hightower
                                             ------------------------------
                                             Neil H. Hightower
                                             President and Chief
Date:     November 16, 1999                  Executive Officer
         -------------------




                                             /s/ A. Wiliam Ott
                                             ------------------------------
                                             A. William Ott
                                             Treasurer and Chief
Date:     November 16, 1999                  Financial Officer
         -------------------