Form 10-Q
period 2000-01-01
THOMASTON MILLS INC
filed 2000-02-14
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 1, 2000                    Commission File No. 0-1915


                              THOMASTON MILLS, INC.

          GEORGIA                                 58-0460470
-----------------------------------       --------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


115 East Main Street, P.O. Box 311, Thomaston, Georgia            30286-0004
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

             Condensed consolidated balance sheets - January 1, 2000 and July 3, 1999

             Condensed consolidated statements of operations -- thirteen weeks ended January 1, 2000 and thirteen weeks ended January 2, 1999 and twenty-six weeks ended January 1, 2000 and twenty-seven weeks ended January 2, 1999

             Condensed consolidated statements of cash flows - twenty-six weeks ended January 1, 2000 and twenty-seven weeks ended January 2, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures about Market Risk


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

Item 2.      Change in Securities

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a vote of Security Holders

Item 5.      Other information

Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES

PART 1 - FINANCIAL INFORMATION

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                     JANUARY 1, 2000       July 3, 1999
                                                     ---------------       ------------
ASSETS
CURRENT ASSETS
 Cash & cash equivalents                                    $    293          $    353
 Accounts receivable, less allowance of
  $724 at January 1, 2000 and $950 at July 3, 1999            25,350            35,237
   Inventories--Note B                                        37,324            40,371
   Other current assets                                        1,096             1,038
                                                            --------          --------
          TOTAL CURRENT ASSETS                                64,063            76,999

  PROPERTY, PLANT AND EQUIPMENT                              167,273           166,339
   Less allowance for depreciation                           119,268           114,679
                                                            --------          --------
                                                              48,005            51,660

  Assets held for sale                                         9,680            10,709
  Deferred income taxes                                        3,116             3,116
  Other assets                                                 7,732             5,937
                                                            --------          --------
                                                            $132,596          $148,421
                                                            ========          ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
   Accounts payable                                         $ 12,490          $ 17,950
   Accrued liabilities                                         9,092             7,339
   Current portion of long-term debt
    and capital lease obligations                              4,398             4,398
   Reserve for discontinued operations                             0             5,533
                                                            --------          --------
      TOTAL CURRENT LIABILITIES                               25,980            35,220

  OBLIGATIONS UNDER CAPITAL LEASE -
   less current portion                                          767               963

  LONG-TERM DEBT, less current portion                        62,116            66,696

  OTHER LIABILITIES                                            1,445             1,342

  SHAREHOLDERS' EQUITY
   Class A Common Stock--5,620,518 shares
     outstanding including 710,838 treasury shares             5,621             5,621
   Class B Common Stock--1,873,506 shares
     outstanding including 243,140 treasury shares             1,873             1,873
   Additional paid-in capital                                 10,766             8,904
   Retained earnings                                          29,448            33,222
                                                            --------          --------
                                                              47,708            49,620

   Less treasury stock - at cost                               5,420             5,420
                                                            --------          --------
                                                              42,288            44,200
                                                            --------          --------
                                                            $132,596          $148,421
                                                            ========          ========



NOTE: The Balance Sheet at July 3, 1999 has been derived from the Audited Financial Statements at that date. See Notes to Condensed Financial Statements.

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands except Share and Per Share Data)



                                                            13 WEEKS            13 Weeks            26 WEEKS           27 Weeks
                                                              ENDED              Ended               ENDED               Ended
                                                        JANUARY 1, 2000     January 2, 1999     JANUARY 1, 2000     January 2, 1999
                                                        ---------------     ---------------     ---------------     ---------------
Net sales                                                   $    37,195         $    37,954         $    77,919         $    81,024
Cost of sales                                                    33,586              38,509              69,817              80,206
                                                            -----------         -----------         -----------         -----------
  Gross profit (loss)                                             3,609                (555)              8,102                 818

Selling, general and administrative expenses                      3,741               3,739               7,798               8,215
                                                            -----------         -----------         -----------         -----------
  Operating profit (loss)                                          (132)             (4,294)                304              (7,397)

Interest expense                                                  2,241               1,613               4,309               3,198
Amortization of credit agreement fees                               100                   0                 174                   0
Other income                                                        289                 315                 405                 459
                                                            -----------         -----------         -----------         -----------
  Loss from continuing operations before income tax              (2,184)             (5,592)             (3,774)            (10,136)
    benefit
Benefit for income taxes                                              0              (3,304)                  0              (5,751)
                                                            -----------         -----------         -----------         -----------
  Loss from continuing operations                                (2,184)             (2,288)             (3,774)             (4,385)
  Loss from discontinued operations                                   0              (3,102)                  0              (4,997)
                                                            -----------         -----------         -----------         -----------
  Net loss                                                  $    (2,184)        $    (5,390)        $    (3,774)        $    (9,382)
                                                            ===========         ===========         ===========         ===========


Weighted Average Number of Shares - Basic and Diluted         6,540,046           6,540,046           6,540,046           6,540,046
Basic and diluted loss per share:
  Continuing operations                                     $     (0.33)        $     (0.35)        $     (0.58)        $     (0.67)
  Discontinued operations                                          0.00               (0.47)               0.00               (0.76)
                                                            -----------         -----------         -----------         -----------
Net loss per share                                          $     (0.33)        $     (0.82)        $     (0.58)        $     (1.43)

Dividends paid per share                                    $    0.0000         $    0.0000         $    0.0000         $    0.0375

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)



                                                      26 WEEKS           27 Weeks
                                                        ENDED              Ended
                                                  JANUARY 1, 2000     January 2, 1999
                                                  ---------------     ---------------
OPERATING ACTIVITIES
Net loss                                              $ (3,774)          $ (9,382)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
      Depreciation and amortization                      5,047              7,538
      Gain on sale of property, plant
      and equipment                                       (266)               (35)
Changes in operating assets and liabilities:
      Accounts receivable                                9,887             16,069
      Inventories                                        3,047             (4,358)
      Other assets                                        (429)            (3,473)
      Assets held for sale                               1,029                  0
      Accounts payable, accrued
       liabilities and
       other liabilities                                (3,604)             2,549
      Reserve for discontinued operations               (5,533)                 0
                                                      --------           --------
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                               5,404              8,908

INVESTING ACTIVITIES
Purchases of property, plant and equipment                (926)            (2,009)
Proceeds from sales of property, plant
   and equipment                                           237                 35
                                                      --------           --------
      NET CASH USED IN INVESTING
      ACTIVITIES                                          (689)            (1,974)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit
   and long-term debt                                    6,936              3,500
Principal payments on revolving lines of
   credit, long-term debt and capital
   lease obligations                                   (11,712)            (8,899)
Cash dividends paid                                          0               (245)
                                                      --------           --------
      NET CASH USED IN
      FINANCING ACTIVITIES                              (4,776)            (5,644)
                                                      --------           --------

      INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                 (61)             1,290

Cash and cash equivalents at beginning
   of period                                               353              1,122
                                                      --------           --------
Cash and cash equivalents at end
   of period                                          $    292           $  2,412
                                                      --------           --------

                      THOMASTON MILLS, INC. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 1, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended January 1, 2000 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. Certain fiscal 1999 balances have been reclassified to conform with the fiscal 2000 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended July 3, 1999.

NOTE B -- INVENTORIES

The components of inventory consist of the following:



                                                 (Dollars in Thousands)

                                         JANUARY 1, 2000        July 3, 1999
                                         ---------------        ------------
                   Raw materials             $ 4,844               $ 5,304
                   Work in process            20,309                24,245
                   Finished products          20,153                19,813
                   LIFO reserve               (7,982)               (8,991)
                                             -------               -------
                                             $37,324               $40,371
                                             =======               =======


NOTE C - DISCONTINUED OPERATIONS

In June 1999, the Company made the decision to discontinue its denim and industrial yarn operations, which have been unprofitable in recent years. These operations have been treated as discontinued operations in the thirteen and twenty-seven week consolidated financial statements.

The results of operations for the denim and industrial yarn businesses have been classified as loss from discontinued operations in the prior periods as follows:


                                                                  (Dollars in Thousands)

                                                                13 Weeks           27 Weeks
                                                                 Ended              Ended
                                                            January 2, 1999   January 2, 1999
                                                            ---------------   ---------------
                    Revenues                                   $  9,806           $ 27,724
                    Cost of sales                                12,136             31,060
                                                               --------           --------
                    Gross profit (loss)                          (2,330)            (3,336)
                    Other expenses, net                             772              1,661
                                                               --------           --------
                    Loss before income tax benefit               (3,102)            (4,997)
                    Income tax (benefit)                              0                  0
                                                               --------           --------
                    Loss from discontinued operations          $ (3,102)          $ (4,997)
                                                               ========           ========

NOTE D -- NET INCOME (LOSS) PER COMMON SHARE


The following table sets forth the computation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share from continuing operations:

                                                                    (Dollars in Thousands except Share and Per Share Data)

                                                                13 WEEKS           13 Weeks          26 WEEKS          27 Weeks
                                                                 ENDED              Ended              ENDED             Ended
                                                            JANUARY 1, 2000    January 2, 1999   JANUARY 1, 2000    January 2, 1999
                                                            ---------------    ---------------   ---------------    ---------------

Numerator:
  Net income (loss) from continuing operations               $    (2,184)       $    (2,288)       $    (3,774)       $    (4,385)
                                                             -----------        -----------        -----------        -----------

Numerator for basic and diluted earnings (loss) per
  share                                                      $    (2,184)       $    (2,288)       $    (3,774)       $    (4,385)
                                                             -----------        -----------        -----------        -----------

Denominator:
  Denominator for basic earnings (loss) per share -
  Weighted average shares
                                                               6,540,046          6,540,046          6,540,046          6,540,046

  Dilutive effect of potential common shares -
  Employee stock options                                             N/A                N/A                N/A                N/A
  Warrants                                                           N/A                N/A                N/A                N/A
                                                             -----------        -----------        -----------        -----------

  Denominator for diluted earnings (loss) per share -
  adjusted weighted-average shares and
  assumed conversions                                          6,540,046          6,540,046          6,540,046          6,540,046
                                                             -----------        -----------        -----------        -----------

Basic earnings (loss) per share                              $     (0.33)       $     (0.35)       $     (0.58)       $     (0.67)
                                                             -----------        -----------        -----------        -----------

Diluted earnings (loss) per share                                  (0.33)             (0.35)             (0.58)       $     (0.67)
                                                             -----------        -----------        -----------        -----------

Potentially dilutive common shares related to options
  and warrants outstanding:
  Not considered in calculation due to net loss                  736,956                  0            644,383                  0
                                                             -----------        -----------        -----------        -----------

  Not considered in calculation due to exercise
  price of options exceeding average price of
  exercise price of options                                      710,750            892,025            760,632            900,666
                                                             -----------        -----------        -----------        -----------

NOTE E -- SEGMENT INFORMATION

The Company has two reportable segments in its continuing operations: Consumer Products and Apparel Fabrics. Each reportable segment is organized around product similarities. The Consumer Products segment manufactures and sells a complete line of muslin, percale and premium threadcount products for the bedroom, including fashion-coordinated bedding sets and comforters marketed under the Thomaston label, and offers home furnishing fabrics for sale to other manufacturers of home furnishings. The Apparel Fabrics line is directed toward dyeing and finishing heavier fabrics such as twill and other value-added fabrics.

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


                                                       (Dollars in Thousands except Share and Per Share Data)

                                                          NET SALES                         PROFIT PERFORMANCE
                                                13 WEEKS            13 Weeks           13 WEEKS            13 Weeks
                                                 ENDED               Ended               ENDED              Ended
                                            JANUARY 1, 2000     January 2, 1999     JANUARY 1, 2000    January 2, 1999
                                            ---------------     ---------------     ---------------    ---------------
          Reportable segments:
              Consumer products                   21,927              20,996               (684)            (5,414)
              Apparel fabrics                     15,268              16,958                841              1,435
                                                --------            --------              -----              -----
          Segment total                           37,195              37,954                157             (3,979)
                                                ========            ========
          Interest expense                                                                2,241              1,613
          Other non-segment                                                                 100                  0
                                                                                          -----              -----

          Consolidated (loss) before
          taxes from continuing operations                                                (2,184)            (5,592)
                                                                                          ======             ======




                                                         NET SALES                           PROFIT PERFORMANCE
                                                26 WEEKS            27 Weeks           26 WEEKS            27 Weeks
                                                 ENDED               Ended               ENDED              Ended
                                            JANUARY 1, 2000     January 2, 1999     JANUARY 1, 2000    January 2, 1999
                                            ---------------     ---------------     ---------------    ---------------
          Reportable segments:
              Consumer products                   49,308              49,463               (440)            (7,376)
              Apparel fabrics                     28,611              31,561              1,149                438
                                                --------            --------             ------             ------
          Segment total                           77,919              81,024                709             (6,938)
                                                ========            ========
          Interest expense                                                                4,309              3,198
          Other non-segment                                                                 174                  0
                                                                                         ------             ------

          Consolidated (loss) before
          taxes from continuing operations                                               (3,774)           (10,136)
                                                                                         ======             ======

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the fourth quarter of fiscal 1999, the Company began a comprehensive restructuring of its operations and businesses with a view towards enhancing and focusing on the Company's operations which are believed to present the best future profitability and growth potential. As a result of completing the assessment of various strategic alternatives, the Company concluded that discontinuing the Company's denim and industrial yarn operations, which were unprofitable in recent years, was in the best interest of the Company. In conjunction with the exit of these businesses, the Company's balance sheet at January 1, 2000 includes assets held for sale in the amount of $8,526,000. Any proceeds from the sale of these assets will be applied against outstanding term loan obligations.

The Company has concluded that it will focus on the manufacturing and marketing of home furnishing as well as dyeing and finishing fabrics for casual and career apparel. The Company believes that these operations offer the most viable opportunity for improving future profitability. Discussions below pertaining to the operating results exclude the Company's discontinued operations.

RESULTS OF OPERATIONS

Sales from continuing operations for the second fiscal quarter ended January 1, 2000 were down slightly to $37,195,000 from second quarter sales last year of $37,954,000. For the twenty-six weeks ended January 1, 2000, sales were down 3.8% to $77,919,000 when compared to sales of $81,024,000 for the twenty-seven weeks ended January 2, 1999. Sales in the Consumer Products area of the Company were relatively unchanged for the twenty-six weeks ended January 1, 2000 compared to the twenty-seven weeks ended January 2, 1999. In the Apparel Fabrics area, a shift in customer demand from heavier, bottom-weight, cotton fabrics to lighter-weight, blended fabrics resulted in a sales decrease from $31,561,000 for the twenty-seven weeks ended January 2, 1999 to $28,611,000 for the twenty-six weeks ended January 1, 2000.

Cost of sales for the quarter just ended decreased to 90.3% of sales or $33,586,000. For the second quarter fiscal year 1999, cost of sales were 101.5% of sales or $38,509,000. For the twenty-six weeks ended January 1, 2000, cost of sales decreased to 89.6% of sales or $69,817,000 compared to cost of sales of 99.0% of sales or $80,206,000 for the twenty-seven weeks ended January 2, 1999. Improved manufacturing capacity utilization, improved plant productivity and decreases in raw material costs have contributed to the decline in cost of sales.

Gross profit for the second quarter and the twenty-six weeks ended January 1, 2000 was 9.7% and 10.4% of sales, respectively. For the second quarter and twenty-seven weeks ended January 2, 1999, gross profit was (1.5)% and 1.0%, respectively.

Although sales were down for the quarter and twenty-six weeks ended January 1, 2000 when compared to the comparable periods last year, selling, general and administrative expenses have remained relatively constant at approximately 10.0% of sales for all periods reported. The Company's realignment of its operations has contributed to reductions in certain selling, general and administrative expenses.

Other income for the quarter and twenty-six weeks ended January 1, 2000 was $289,000 and $405,000, respectively, compared to $315,000 and $459,000 for the comparable periods last year. Other income relates to miscellaneous equipment sales, royalties earned on the Company's sale of the Rattlers Brand(R) and interest earned on the Company's short-term investments of cash.

Interest expense and amortization of credit agreement fees increased $728,000 from $1,613,000 during second quarter fiscal year 1999 to $2,341,000 during second quarter fiscal year 2000. For the twenty-six weeks ended January 1, 2000, interest expense and amortization of credit agreement fees increased $1,285,000 compared to the twenty-seven weeks ended January 2, 1999. This increase was the result of higher interest rates under the Company's various credit agreements. Excluding capitalized leases, total debt at January 1, 2000 was $66,116,000, down $3,584,000 from total debt at January 2, 1999 of $69,700,000.

The Company has not recorded an income tax benefit for fiscal year 2000 as a result of its operating loss carry forward position. The Company recorded an income tax benefit of $3,102,000 for second quarter 1999 and $4,997,000 for the twenty-seven weeks ended January 2, 1999. This future anticipated benefit was recorded based on tax planning strategies as to the realization of the deferred tax benefit.

For the second quarter fiscal year 2000, the Company sustained a loss from continuing operations of $2,184,000 or $ .33 per basic and diluted share as compared to a second quarter fiscal year 1999 loss from continuing operations of $2,288,000 or $ .35 per basic and diluted share. For the twenty-six weeks ended January 1, 2000, the Company sustained a loss from continuing operations of $3,774,000 or $ .58 per basic and diluted share as compared to a loss from continuing operations of $4,385,000 or $ .67 per basic and diluted share for the twenty-seven weeks ended January 2, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At January 1, 2000, working capital was $38,083,000 as compared to $66,072,000 at January 2, 1999. The ratio of current assets to current liabilities was 2.5:1 at January 1, 2000 and 3.8:1 at January 2, 1999. Changes in working capital are primarily the result of lower levels of inventory and accounts receivable. Although inventories increased from first quarter to second quarter of fiscal year 2000 in anticipation of third quarter shipments, improvements in supply-chain inventory control systems and the selling off of inventories associated with discontinued operations have resulted in decreased inventory levels at January 1, 2000 as compared to inventory levels at January 2, 1999. The collection of receivables associated with discontinued operations and reduced sales during the twenty-six weeks ended January 1, 2000 have resulted in a reduction in accounts receivable.

Operating activities provided cash of $5,404,000 during the twenty-six weeks ended January 1, 2000. During the twenty-seven weeks ended January 2, 1999, operating activities provided cash of $8,908,000. Net cash used in investing activities amounted to $689,000 during the first half of fiscal 2000 compared to $1,974,000 used in the first half of fiscal 1999. Capital expenditures have been reduced as a result of the Company's realignment of its operations. Financing activities used cash of $4,776,000 during the first half of fiscal year 2000 as a result of net repayments of indebtedness. During the first half of fiscal year 1999, financing activities used funds of $5,644,000.

On July 27, 1999, the Company entered into a new Loan and Security Agreement (the Loan Agreement) which provides for borrowing as follows:

- Revolving advances equal to the lesser of $70,000,000 or a specified percentage of certain accounts receivable and inventory as defined in the Loan Agreement. At January 1, 2000, $29,081,000 was outstanding and $3,968,000 was available for borrowing under the revolving advances provisions. The revolving advances bear interest at the Reference Rate plus 1% or the Euro-dollar Rate plus 3.25%. The revolving advances are payable on July 27, 2004, and provide for an early termination penalty as specified in the Loan Agreement.

- Tranche A Term Loan of $20,000,000 is payable in monthly installments of $333,333 beginning August 1, 1999, and bears interest at the Reference Rate plus 1.75% or the Euro-dollar Rate plus 3.75%.

- Tranche B Term Loan of $5,000,000 is due July 23, 2004, and bears interest at 18.5% of which 15% is payable currently and 3.5% per annum is payable on the maturity date.

Borrowings under this Loan Agreement were used to reduce the existing Credit and Security Agreement to $15,000,000 as discussed below and to repay previously outstanding senior notes payable and industrial revenue bonds.

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

Borrowings under the Loan Agreement and Credit Agreement are secured by all assets and properties of the Company. The Loan Agreement and the Credit Agreement contain various restrictions relating to, among other things, maintaining a certain level of tangible net worth, attainment of certain amounts of earnings before interest, taxes, depreciation and amortization and restrictions on capital expenditures. Capital expenditures for fiscal year 2000 are projected to approximate $4,000,000.

Management believes that cash provided by operating activities and the Loan Agreement will be sufficient to finance capital requirements and operating needs of the Company for fiscal year 2000.

WARRANTS TO LENDERS

As previously disclosed, the Company has issued warrants to its lenders in connection with the Credit Agreement. The warrants permit the lenders to purchase Class A and Class B common shares of the Company for nominal consideration. The warrants are currently exercisable and may be exercised through December 31, 2004. Although the lenders have not indicated to the Company that they intend to exercise the warrants, if they elect to exercise all of their warrants, the lenders will receive an interest equal to 10% of the outstanding equity of the Company in each class, on a fully diluted basis.

ASSETS HELD FOR SALE

The Company's management intends to utilize the proceeds from the sale of the assets held for sale to reduce outstanding term loan obligations. Management believes, based on current appraisals, that $9,680,000 could be realized from the sale of these assets, including $8,526,000 from the assets related to discontinued operations. However, actual results could differ significantly from these estimates.

INVENTORIES

Inventories at January 1, 2000 and January 2, 1999 were $37,324,000 and $50,943,000, respectively. Improvements in supply-chain inventory control systems and the selling off of inventories associated with discontinued operations have resulted in decreased inventory levels at January 1, 2000 as compared to inventory levels at January 2, 1999. Total inventory turns on an average annualized rate were 3.7 times for the first six months of fiscal 2000 and 3.1 times for the first six months of fiscal 1999.

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

YEAR 2000

In 1996, the Company established a task force to address and assess Year 2000
(Y2K) compliance for the Company's computer systems and software applications, manufacturing facilities and suppliers providing both goods and services. The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the

Y2K issue. However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Y2K or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarterly or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Y2K or similar issues. The Company currently is not aware of any significant Y2K or similar problems that have arisen for its customers and suppliers.

The Company estimates that it has incurred approximately $450,000 in cost related to the Y2K project, all of which has been expensed and funded through operating cash flows.

FORWARD-LOOKING STATEMENTS

Certain of the above statements contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, among other things, business conditions, volatility of commodities markets, ability to control operating costs, developing successful new products and maintaining effective pricing and promotion of its products. Additionally, there can be no assurance that the Company (i) will have access to financial capital in the future or that it can obtain such capital on terms that are favorable to the Company or otherwise reasonably acceptable to it, or (ii) will be able to generate profits from, or continue the growth of, the lines of businesses and operations that the Company has retained subsequent to its restructuring efforts. A failure by the Company to obtain capital in the future on terms that are favorable to it or a failure by the Company to generate profits from, or grow, its remaining business lines may have a material adverse effect on the Company's business, financial condition or results of operations.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part I Item 7 "Quantitative and Qualitative Disclosures about Market Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1999. There have been no significant developments with respect to derivatives or exposure to market risk.

PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

               (a) As of January 1, 2000, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

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

               (a)      Exhibits:

                        13.1 Quarterly Report to Shareholders dated January 25, 2000.

                        27.0     Financial Data Schedule (for SEC purposes only)

               (b) The Company did not file any reports on Form 8-K during the three months ended January 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Thomaston Mills, Inc.



                                                     /s/ Neil H. Hightower
                                                     --------------------------
                                                     Neil H. Hightower
                                                     President and Chief
 Date:     February 14, 2000                         Executive Officer
           -----------------



                                                     /s/ A. William Ott
                                                     --------------------------
                                                     A. William Ott
                                                     Treasurer and Chief
 Date:     February 14, 2000                         Financial Officer
           -----------------