Form 10-Q
period 2000-04-01
THOMASTON MILLS INC
filed 2000-05-11
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                     20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended April 1, 2000             Commission File No. 0-1915


                             THOMASTON MILLS, INC.
-------------------------------------------------------------------------------

               GEORGIA                                58-0460470
   -------------------------------         ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


  115 East Main Street, P.O. Box 311, Thomaston, Georgia            30286-0004
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

             Condensed consolidated balance sheets -- April 1, 2000 and
             July 3, 1999

             Condensed consolidated statements of operations -- thirteen weeks ended April 1, 2000 and thirteen weeks ended April 3, 1999 and thirty-nine weeks ended April 1, 2000 and forty weeks ended April 3, 1999

             Consolidated statements of cash flows -- thirty-nine weeks ended April 1, 2000 and forty weeks ended April 3, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures about Market Risk


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

Item 2.      Change in Securities and Use of Proceeds

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a vote of Security Holders

Item 5.      Other information

Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES

PART 1 - FINANCIAL INFORMATION

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)




                                                                   APRIL 1, 2000   July 3, 1999
                                                                   -------------   ------------
         ASSETS
         CURRENT ASSETS
            Cash & cash equivalents                                  $      970     $      353
            Accounts receivable, less allowance of
               $722 at April 1, 2000 and $950 at July 3, 1999            30,482         35,237
            Inventories--Note B                                          35,569         40,371
            Other current assets                                          1,264          1,038
                                                                     ----------     ----------
                   TOTAL CURRENT ASSETS                                  68,285         76,999

         PROPERTY, PLANT AND EQUIPMENT                                  169,009        166,339
            Less allowance for depreciation                             122,060        114,679
                                                                     ----------     ----------
                                                                         46,949         51,660

         Assets held for sale                                             9,037         10,709
         Deferred income taxes                                            3,116          3,116
         Other assets                                                     7,796          5,937
                                                                     ----------     ----------
                                                                     $  135,183     $  148,421
                                                                     ==========     ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES
            Accounts payable                                         $   15,603     $   17,950
            Accrued liabilities                                           8,145          7,339
            Current portion of long-term debt
               and capital lease obligations                              4,398          4,398
            Reserve for discontinued operations                               0          5,533
                                                                     ----------     ----------
                   TOTAL CURRENT LIABILITIES                             28,146         35,220

         OBLIGATIONS UNDER CAPITAL LEASE -
            less current portion                                            666            963

         LONG-TERM DEBT, less current portion                            64,824         66,696

         OTHER LIABILITIES                                                1,152          1,342

         SHAREHOLDERS' EQUITY
            Class A Common Stock--5,620,518 shares
              outstanding including 710,838 treasury shares               5,621          5,621
            Class B Common Stock--1,873,506 shares
              outstanding including 243,140 treasury shares               1,873          1,873
            Additional paid-in capital                                    8,904          8,904
            Retained earnings                                            29,417         33,222
                                                                     ----------     ----------
                                                                         45,815         49,620

            Less treasury stock - at cost                                 5,420          5,420
                                                                     ----------     ----------
                                                                         40,395         44,200
                                                                     ----------     ----------
                                                                     $  135,183     $  148,421
                                                                     ==========     ==========



NOTE: The Balance Sheet at July 3, 1999 has been derived from the Audited Financial Statements at that date. See Notes to Condensed Financial Statements.

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands except Share and Per Share Data)




                                                           13 WEEKS           13 Weeks         39 WEEKS          40 Weeks
                                                             ENDED             Ended             ENDED             Ended
                                                         APRIL 1, 2000     April 3, 1999     APRIL 1, 2000     April 3, 1999
                                                         -------------     -------------     -------------     -------------
Net sales                                                 $     45,688      $     47,994      $    123,607      $    129,018
Cost of sales                                                   41,757            44,974           111,574           125,180
                                                          ------------      ------------      ------------      ------------
  Gross profit                                                   3,931             3,020            12,033             3,838

Selling, general and administrative expenses                     3,506             4,222            11,304            12,437
Other expense (income), net                                       (105)              (47)             (510)             (506)
                                                          ------------      ------------      ------------      ------------
  Operating profit (loss)                                          530            (1,155)            1,239            (8,093)

Interest expense                                                 2,319             1,723             6,628             4,921
Amortization of credit agreement fees                              104                 0               278                 0
                                                          ------------      ------------      ------------      ------------
  Loss from continuing operations before income tax
    benefit                                                     (1,893)           (2,878)           (5,667)          (13,014)
Benefit for income taxes                                             0                 0                 0            (5,751)
                                                          ------------      ------------      ------------      ------------
  Loss from continuing operations                               (1,893)           (2,878)           (5,667)           (7,263)
  Loss from discontinued operations                                  0            (2,653)                0            (7,650)
                                                          ------------      ------------      ------------      ------------
  Net loss                                                $     (1,893)     $     (5,531)     $     (5,667)     $    (14,913)
                                                          ============      ============      ============      ============

Weighted Average Number of Shares - Basic and Diluted        6,540,046         6,540,046         6,540,046         6,540,046
Basic and diluted loss per share:
  Continuing operations                                   $      (0.29)     $      (0.44)     $      (0.87)     $      (1.11)
  Discontinued operations                                         0.00             (0.41)             0.00             (1.17)
                                                          ------------      ------------      ------------      ------------
Net loss per share                                        $      (0.29)     $      (0.85)     $      (0.87)     $      (2.28)

Dividends paid per share                                  $     0.0000      $     0.0000      $     0.0000      $     0.0375


SEE ACCOMPANYING NOTES

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)




                                                                      39 WEEKS       40 Weeks
                                                                        ENDED          Ended
                                                                    APRIL 1, 2000  April 3, 1999
                                                                    -------------  -------------
         OPERATING ACTIVITIES
         Net loss                                                    $   (5,667)    $  (14,913)
         Adjustments to reconcile net loss
          to net cash provided by operating
          activities:
               Depreciation and amortization                              7,728         11,134
               Gains on sales of property, plant
               and equipment                                               (347)           (48)
         Changes in operating assets and liabilities:
               Accounts receivable                                        4,755          6,173
               Inventories                                                4,802         (1,862)
               Other assets                                              (1,029)        (3,632)
               Accounts payable and accrued expenses                     (1,732)         5,646
               Reserve for discontinued operations                       (5,533)             0
                                                                     ----------     ----------
               NET CASH PROVIDED BY
               OPERATING ACTIVITIES                                       2,977          2,498

         INVESTING ACTIVITIES
         Purchases of property, plant and equipment                      (2,469)        (2,921)
         Proceeds from sales of property, plant
            and equipment                                                   318             50
         Proceeds from assets held for sale                               1,960              0
                                                                     ----------     ----------
               NET CASH USED IN INVESTING
               ACTIVITIES                                                  (191)        (2,871)

         FINANCING ACTIVITIES
         Proceeds from revolving lines of credit
            and long-term debt                                            6,018          9,975
         Principal payments on revolving lines of
            credit, long-term debt and capital
            lease obligations                                            (8,187)        (8,993)
         Cash dividends paid                                                  0           (245)
                                                                     ----------     ----------
               NET CASH (USED IN) PROVIDED BY
               FINANCING ACTIVITIES                                      (2,169)           737
                                                                     ----------     ----------

               INCREASE IN CASH
               AND CASH EQUIVALENTS                                         617            364

         Cash and cash equivalents at beginning
            of period                                                       353          1,122
                                                                     ----------     ----------
         Cash and cash equivalents at end
            of period                                                $      970     $    1,486
                                                                     ==========     ==========


SEE ACCOMPANYING NOTES

                      THOMASTON MILLS, INC. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 1, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. Certain fiscal 1999 balances have been reclassified to conform with the fiscal 2000 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended July 3, 1999.

NOTE B -- INVENTORIES

The components of inventory consist of the following:




                                              (Dollars in Thousands)

                                         APRIL 1, 2000         July 3, 1999
                                         -------------         ------------
                  Raw materials             $ 4,857               $ 5,304
                  Work in process            20,195                24,245
                  Finished products          18,619                19,813
                  LIFO reserve               (8,102)               (8,991)
                                            -------               -------
                                            $35,569               $40,371
                                            =======               =======


NOTE C - DISCONTINUED OPERATIONS

In June 1999, the Company made the decision to discontinue the denim and industrial yarn operations which have been unprofitable in recent years. These operations have been treated as discontinued operations in the thirteen and forty week consolidated financial statements.

The results of operations for the denim and industrial yarn businesses have been classified as loss from discontinued operations as follows:



                                                  (Dollars in Thousands)

                                                  13 Weeks      40 Weeks
                                                   Ended          Ended
                                               April 3, 1999  April 3, 1999
                                               -------------  -------------


         Revenues                                $   12,746     $   40,470
         Cost of sales                               14,527         45,587
                                                 ----------     ----------
         Gross profit (loss)                         (1,781)        (5,117)
         Other expenses, net                            872          2,533
                                                 ----------     ----------
         Loss before income tax benefit              (2,653)        (7,650)
         Income tax (benefit)                             0              0
                                                 ----------     ----------
         Loss from discontinued operations       $   (2,653)    $   (7,650)
                                                 ==========     ==========

NOTE D -- NET INCOME (LOSS) PER COMMON SHARE


The following table sets forth the computation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share from continuing operations:


                                                               (Dollars in Thousands except Share and Per Share Data)

                                                           13 WEEKS           13 Weeks           39 WEEKS         40 Weeks
                                                             ENDED              Ended             ENDED             Ended
                                                         APRIL 1, 2000      April 3, 1999     APRIL 1, 2000     April 3, 1999
                                                         -------------      -------------     -------------     -------------
Numerator:
  Net income (loss) from continuing operations            $     (1,893)     $     (2,878)     $     (5,667)     $     (7,263)
                                                          ------------      ------------      ------------      ------------

Numerator for basic and diluted earnings per share        $     (1,893)     $     (2,878)     $     (5,667)     $     (7,263)
                                                          ------------      ------------      ------------      ------------

Denominator:
  Denominator for basic earnings per share -
  Weighted average shares                                    6,540,046         6,540,046         6,540,046         6,540,046

  Dilutive effect of potential common shares -
  Employee stock options                                           N/A               N/A               N/A               N/A
  Warrants                                                         N/A               N/A               N/A               N/A
                                                          ------------      ------------      ------------      ------------

  Denominator for diluted earnings per share -
  adjusted weighted-average shares and
  assumed conversions                                        6,540,046         6,540,046         6,540,046         6,540,046
                                                          ------------      ------------      ------------      ------------

Basic loss per share                                      $      (0.29)     $      (0.44)     $      (0.87)     $      (1.11)
                                                          ------------      ------------      ------------      ------------
Diluted loss per share                                    $      (0.29)     $      (0.44)     $      (0.87)     $      (1.11)
                                                          ------------      ------------      ------------      ------------

Potentially dilutive common shares related to options
  and warrants outstanding:
  Not considered in calculation due to net loss                737,047                 0           675,271               257
                                                          ------------      ------------      ------------      ------------

  Not considered in calculation due to exercise
  price of options exceeding average price of
  Company's common stock                                       744,528           861,104           755,263           887,502
                                                          ------------      ------------      ------------      ------------

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



                                                             (Dollars in Thousands)


                                                          NET SALES               PROFIT PERFORMANCE
                                                  13 WEEKS        13 Weeks       13 WEEKS        13 Weeks
                                                   ENDED           Ended          ENDED           Ended
                                               APRIL 1, 2000   April 3,1999   APRIL 1, 2000   April 3, 1999
                                               -------------   ------------   -------------   -------------
         Reportable segments:
             Consumer products                    $32,066        $29,472        $   573        $  (864)
             Apparel fabrics                       13,622         18,522            (43)          (291)
                                                  -------        -------        -------        -------
         Segment total                            $45,688        $47,994            530         (1,155)
                                                  =======        =======
         Interest expense                                                         2,319          1,723
         Other non-segment                                                          104              0
                                                                                -------        -------

         Loss from continuing operations
         before income tax benefit                                              $(1,893)       $(2,878)
                                                                                =======        =======



                                                          NET SALES               PROFIT PERFORMANCE
                                                  39 WEEKS        40 Weeks       39 WEEKS        40 Weeks
                                                   ENDED           Ended          ENDED           Ended
                                               APRIL 1, 2000   April 3,1999   APRIL 1, 2000   April 3, 1999
                                               -------------   ------------   -------------   -------------
         Reportable segments:
             Consumer products                   $ 81,374       $ 78,935        $   133       $ (8,240)
             Apparel fabrics                       42,233         50,083          1,106            147
                                                 --------       --------        -------       --------
         Segment total                           $123,607       $129,018          1,239         (8,093)
                                                 ========       ========

         Interest expense                                                         6,628          4,921
         Other non-segment                                                          278              0
                                                                                -------       --------

         Loss from continuing operations
         before income tax benefit                                              $(5,667)      $(13,014)
                                                                                =======       ========

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the fourth quarter of fiscal 1999, the Company began a comprehensive restructuring of its operations and businesses with a view towards enhancing and focusing on the Company's operations which are believed to present the best future profitability and growth potential. As a result of completing the assessment of various strategic alternatives, the Company concluded that discontinuing the Company's denim and industrial yarn operations, which were unprofitable in recent years, was in the best interest of the Company. In conjunction with the exit of these businesses, the Company's balance sheet at April 1, 2000 includes assets held for sale in the amount of $7,883,000. Any proceeds from the sale of these assets will be applied against outstanding term loan obligations.

The Company has concluded that it will focus on the manufacturing and marketing of home furnishing as well as dyeing and finishing fabrics for casual and career apparel. The Company believes that these operations offer the most viable opportunity for improving future profitability. Discussions below pertaining to the operating results exclude the Company's discontinued operations.

RESULTS OF OPERATIONS

Sales from continuing operations for the third fiscal quarter ended April 1, 2000 were down 4.8% to $45,688,000 from third quarter sales last year of $47,994,000. For the thirty-nine weeks ended April 1, 2000, sales were down 4.2% to $123,607,000 when compared to sales of $129,018,000 for the forty weeks ended April 3, 1999. Sales in the Consumer Products area of the Company increased 8.8% for the third fiscal quarter and 3.1% for the thirty-nine weeks ended April 1, 2000 when compared to Consumer Products sales for the comparable periods last year. In the Apparel Fabrics area, a shift in customer demand from heavier, bottom-weight, cotton fabrics to lighter-weight, blended fabrics resulted in a sales decrease of 26.5% for the third fiscal quarter and 15.7% for the thirty-nine weeks ended April 1, 2000 when compared to Apparel Fabrics sales for the comparable periods last year.

Cost of sales for the quarter just ended decreased to 91.4% of sales or $41,757,000. For the third quarter fiscal year 1999, cost of sales were 93.7% of sales or $44,974,000. For the thirty-nine weeks ended April 1, 2000, cost of sales decreased to 90.3% of sales or $111,574,000 compared to cost of sales of 97.0% of sales or $125,180,000 for the forty weeks ended April 3, 1999. Improved manufacturing capacity utilization, improved plant productivity and decreases in raw material costs have contributed to the decline in cost of sales.

Gross profit for the third quarter and the thirty-nine weeks ended April 1, 2000 was 8.6% and 9.7% of sales, respectively. For the third quarter and forty weeks ended April 3, 1999, gross profit was 6.3% and 3.0%, respectively.

Selling, general and administrative expenses for the quarter just ended decreased to 7.7% of sales or $3,506,000. For the third quarter fiscal year 1999, selling, general and administrative expenses were 8.8% of sales or $4,222,000. For the thirty-nine weeks ended April 1, 2000, selling, general and administrative expenses decreased to 9.1% of sales or $11,304,000 compared to selling, general and administrative expenses of 9.6% of sales or $12,437,000 for the forty weeks ended April 3, 1999. The Company's realignment of its operations, which began in the fourth quarter of fiscal year 1999, has resulted in reductions in certain selling, general and administrative expenses. Improvements have also been realized in the cost of bringing new product samples to the market.

Other income for the quarter and thirty-nine weeks ended April 1, 2000 was $105,000 and $510,000, respectively, compared to $47,000 and $506,000 for the comparable periods last year. Other income relates to miscellaneous equipment sales, royalties earned on the Company's sale of the Rattlers Brand(R) and interest earned on the Company's short-term investments of cash.

Interest expense and amortization of credit agreement fees increased $700,000 from $1,723,000 during third quarter fiscal year 1999 to $2,423,000 during third quarter fiscal year 2000. For the thirty-nine weeks ended April 1, 2000, interest expense and amortization of credit agreement fees increased $1,985,000 compared to the forty weeks ended April 3, 1999. This increase was the result of higher interest rates under the Company's various credit agreements. Excluding capitalized leases, total debt at April 1, 2000 was $68,824,000, down $7,351,000 from total debt at April 3, 1999 of $76,175,000.

The Company has recorded an income tax benefit of $5,751,000 for the forty weeks ended April 3, 1999. This future anticipated benefit was recorded based on tax planning strategies as to the realization of the deferred tax benefit. Management does not believe it has additional tax planning strategies and as a result has not recorded an income tax benefit for fiscal year 2000.

For the third quarter fiscal year 2000, the Company sustained a loss from continuing operations of $1,893,000 or $.29 per basic and diluted share as compared to a third quarter fiscal year 1999 loss from continuing operations of $2,878,000 or $.44 per basic and diluted share. For the thirty-nine weeks ended April 1, 2000, the Company sustained a loss from continuing operations of $5,667,000 or $.87 per basic and diluted share as compared to a loss from continuing operations of $7,263,000 or $1.11 per basic and diluted share for the forty weeks ended April 3, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At April 1, 2000, working capital was $40,139,000 as compared to $66,740,000 at April 3, 1999. The ratio of current assets to current liabilities was 2.4:1 at April 1, 2000 and 3.4:1 at April 3, 1999. Changes in working capital are primarily the result of lower levels of inventory and accounts receivable. Improvements in supply-chain inventory control systems and the selling of inventories associated with discontinued operations have resulted in decreased inventory levels at April 1, 2000 as compared to inventory levels at April 3, 1999. The collection of receivables associated with discontinued operations and reduced sales during the thirty-nine weeks ended April 1, 2000 have resulted in a reduction in accounts receivable.

Operating activities provided cash of $2,977,000 during the thirty-nine weeks ended April 1, 2000. During the forty weeks ended April 3, 1999, operating activities provided cash of $2,498,000. Net cash used in investing activities amounted to $191,000 during the first nine months of fiscal 2000 compared to $2,871,000 used during the first nine months of fiscal 1999. Capital expenditures have been reduced as a result of the Company's realignment of its operations. Financing activities used cash of $2,169,000 during the first nine months of fiscal year 2000 as a result of net repayments of indebtedness. During the first nine months of fiscal year 1999, financing activities provided funds of $737,000.

On July 27, 1999, the Company entered into a new Loan and Security Agreement (the Loan Agreement) which provides for borrowing as follows:

- Revolving advances equal to the lesser of $70,000,000 or a specified percentage of certain accounts receivable and inventory as defined in the Loan Agreement. At April 1, 2000, $33,425,000 was outstanding and $3,748,000 was available for borrowing under the revolving advances provisions. The revolving advances bear interest at the Reference Rate plus 1% or the Euro-dollar Rate plus 3.25%. The revolving advances are payable on July 27, 2004, and provide for an early termination penalty as specified in the Loan Agreement.

- Tranche A Term Loan of $20,000,000 is payable in monthly installments of $333,333 beginning August 1, 1999 and bears interest at the Reference Rate plus 1.75% or the Euro-dollar Rate plus 3.75%.

- Tranche B Term Loan of $5,000,000 is due July 23, 2004 and bears interest at 18.5% of which 15% is payable currently and 3.5% per annum is payable on the maturity date.

Borrowings under this Loan Agreement were used to reduce the existing Credit and Security Agreement to $15,000,000 as discussed below and to repay previously outstanding senior notes payable and industrial revenue bonds.

On July 27, 1999, the Company entered into an Amended and Restated Credit and Security Agreement (the Credit Agreement) which reduced the existing borrowings to $15,000,000. Interest is accrued at a rate of 15% increasing at the rate of 1% per month to a rate of 20% effective January 1, 2000. Interest is payable at the Euro-dollar Rate plus 3.5% or the Base Rate plus 1.5%. The difference in the interest accrued and the interest paid is added to the balance of the borrowings. Borrowings under the Credit Agreement are due July 24, 2004 unless repaid prior to that date.

Borrowings under the Loan Agreement and Credit Agreement are secured by all assets and properties of the Company. The Loan Agreement and the Credit Agreement contain various restrictions relating to, among other things, maintaining a certain level of tangible net worth, attainment of certain amounts of earnings before interest, taxes, depreciation and amortization and restrictions on capital expenditures. Capital expenditures for fiscal year 2000 are projected to approximate $4,000,000. As of April 1, 2000, the Company is in compliance with its various debt covenants.

Management believes that cash provided by operating activities and the new Loan Agreement will be sufficient to finance capital requirements and operating needs of the Company for fiscal year 2000.

WARRANTS TO LENDERS

The Company has issued warrants to its lenders in connection with the Credit Agreement. The warrants permit the lenders to purchase Class A and Class B common shares of the Company for nominal consideration. The warrants are currently exercisable and may be exercised through December 31, 2004. Although the lenders have not indicated to the Company that they intend to exercise the warrants, if they elect to exercise all of their warrants, the lenders would receive an interest equal to 10% of the outstanding equity of the Company in each class, on a fully diluted basis.


ASSETS HELD FOR SALE

The Company's management intends to utilize the proceeds from the sale of the assets held for sale to reduce outstanding term loan obligations. Management believes, based on current appraisals, that $9,037,000 could be realized from the sale of these assets, including $7,883,000 from the assets related to discontinued operations. However, actual results could differ significantly from these estimates.

INVENTORIES

Inventories at April 1, 2000 and April 3, 1999 were $35,569,000 and $48,447,000, respectively. Improvements in supply-chain inventory control systems and the selling off of inventories associated with discontinued operations have resulted in decreased inventory levels at April 1, 2000 as compared to inventory levels at April 3, 1999. Total inventory turns on an average annualized rate were 4.2 times for the first nine months of fiscal 2000 and 3.4 times for the first nine months of fiscal 1999.

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

GATT

In December 1993, 117 countries reached an agreement under the General Agreement on Tariffs and Trade (GATT) that would cover new areas of trade, further cut tariffs and strengthen multilateral free-trade rules by creating a World Trade Organization (WTO) as its successor. This agreement was ratified by the United States Congress and went into effect on July 1, 1995. As part of this new agreement, the Multifiber Arrangement (MFA) under which textile and apparel trade had been controlled, will be phased out along with its import quotas over a 10-year period. Tariffs on textiles will be cut by an average of 11.6% over 10 years. Under the agreement, quotas on the least sensitive import products will be phased out over the first five years and quotas on the most sensitive import products will not be affected until the latter part of the ten-year period.

The WTO agreement contains some provisions which may have a favorable impact on the textile industry. An assembly rule of origin amendment makes it illegal for a non-WTO member country to assemble garments from pieces cut in a member country and then export the garments as originating in the country where they were cut. Additionally, the agreement preserves the authority of the President of the United States to control imports from non-WTO countries such as Taiwan or China. In the event China is admitted to the WTO, the Chinese market share of apparel imports is expected to increase significantly over the phase-in period.

Although the WTO agreement may reduce the cost of certain imported textiles, the Company believes that upgraded technology resulting in increased productivity and lower costs will enable it to compete in a global market.

YEAR 2000

In 1996, the Company established a task force to address and assess Year 2000
(Y2K) compliance for the Company's computer systems and software applications, manufacturing facilities and suppliers providing both goods and services. The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the Y2K issue. However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Y2K or similar issues may occur with billing, payroll, or financial closings at month, quarterly or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Y2K or similar issues. The Company currently is not aware of any significant Y2K or similar problems that have arisen for its customers and suppliers.

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

PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

               (a) As of April 1, 2000, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

               (b)      Not applicable

ITEM 2.        CHANGE IN SECURITIES AND USE OF PROCEEDS

               (a)      (b)      Not applicable.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               (a)      (b)      Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a)      (b)      (c)       (d)      Not applicable.

ITEM 5.        OTHER INFORMATION

                        On October 22, 1998, the Company's Class B Common Stock began trading on the Nasdaq Smallcap Market under the ticker symbol TMSTB. On March 16, 2000, the Company's Class A Common Stock began trading on the Nasdaq Smallcap Market under the ticker symbol TMSTA. The Company's Common Stock had previously traded on the Nasdaq National Market, but no longer met certain of the listing criteria, including the minimum public float requirement.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits:

                        13.1 Quarterly Report to Shareholders dated April 28, 2000.

                        27.0     Financial Data Schedule (for SEC purposes only)

               (b) The Company filed a report on Form 8-K on February 2, 2000 relating to the approval by the Company's Board of Directors of a Senior Executive Management and Directors Incentive Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Thomaston Mills, Inc.



                                             /s/ Neil H. Hightower
                                             -------------------------------
                                             Neil H. Hightower
                                             President and Chief
 Date:     May 11, 2000                      Executive Officer




                                             /s/ A. William Ott
                                             -------------------------------
                                             A. William Ott
                                             Treasurer and Chief
 Date:     May 11, 2000                      Financial Officer