Form 10-K405
period 2000-07-01
THOMASTON MILLS INC
filed 2000-09-18
CIK 97931

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

       (MARK ONE)
         [X]
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     FOR THE FISCAL YEAR ENDED JULY 1, 2000
                                       OR
         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE TRANSITION PERIOD FROM          TO
                           COMMISSION FILE NO. 0-1915
                              THOMASTON MILLS, INC.
             (Exact name of registrant as specified in its charter)

               GEORGIA                                  58-0460470
-------------------------------------     --------------------------------------

   (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)               Identification Number)
        115 EAST MAIN STREET
         THOMASTON, GEORGIA                                30286
-------------------------------------     --------------------------------------

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 14, 2000: Class B Common Stock, $1 Par Value -- $910,379 based upon the average bid and ask price of such stock on September 14, 2000, excluding Class B Common Stock owned by officers and directors, some of whom may be held not to be affiliates.

    The number of shares outstanding (excluding treasury shares) of each of the registrant's classes of common stock as of September 14, 2000:

                CLASS                                  NUMBER OF SHARES
-----------------------------------------    ------------------------------------

Class A Common Stock, $1 Par Value                         4,909,680
Class B Common Stock, $1 Par Value                         1,630,366

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the annual shareholders report for the year ended July 1, 2000 are incorporated by reference into Parts I and II.
    Portions of the proxy statement for the annual shareholders meeting to be held October 5, 2000, are incorporated by reference into Part III.

                                TABLE OF CONTENTS
   PART I
      Item 1. Business
        General
        Strategy
        Products and Markets
        Sales and Marketing
        Competition
        Backlog
        Inventories
        Intellectual Property
        Government Regulation
        Employees
        Executive Officers of Registrant
      Item 2. Properties
      Item 3. Legal Proceedings
      Item 4. Submission of Matters to a Vote of Security Holders
   PART II
      Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters
      Item 6. Selected Financial Data
      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
      Item 8. Financial Statements and Supplementary Data
      Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
   PART III
      Item 10. Directors and Executive Officers of the Registrant
      Item 11. Executive Compensation
      Item 12. Security Ownership of Certain Beneficial Owners and Management
      Item 13. Certain Relationships and Related Transactions
      Item 14. Exhibits, Financial Statement Schedules, and Report on Form 8-K SIGNATURES
   INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Thomaston Mills, Inc. ("Thomaston Mills" or the "Company") is a manufacturer, finisher and marketer of cotton, synthetic and blended textile products for the home furnishings and apparel piece-dyed markets. The Company's home furnishings line includes coordinated sheets, pillowcases, comforters and related accessories which are marketed under the Thomaston(R) label primarily through value-based retailers. The home furnishings line also includes sheets, pillow cases, and bedspreads which are marketed through hospitality and health care distributors, as well as fabrics which are sold to other manufacturers of home furnishings. The Company's apparel piece-dyed line includes dyed and finished woven fabrics in a variety of colors and washes which are sold to apparel manufacturers.

         Prior to 1999, the Company's business included the manufacturing and finishing of regular and stretch denim which were sold to apparel manufacturers and cotton and blended yarn for athletic hosiery and other circular knit manufacturers, and both yarn and fabric for manufacturers of industrial belting and hoses.

         In the fourth quarter of fiscal 1999, the Company began a comprehensive restructuring of the Company's operations and businesses with a view towards enhancing and focusing on the Company's operations which management believes present the best future profitability and growth potential. As a result of completing the assessment of various strategic alternatives, the Company concluded that discontinuing its denim and industrial yarn operations, which have been unprofitable in recent years, was in the best interest of the Company. In conjunction with the exit of these businesses, the Company's balance sheet at July 1, 2000 included assets held for sale in the amount of $4,476,000. Proceeds from the sale of these assets will be applied against outstanding term loan obligations.

         The Company has concluded that it will focus on the manufacturing and marketing of home furnishings as well as dyeing and finishing fabrics for casual and career apparel. The Company believes that these operations offer the most viable opportunity for improving future profitability. The Company completed a personnel and operational realignment of these businesses which it believes will improve their future profit margins.

         The Company is a Georgia corporation which has been in the textile business continually since 1899. Headquartered in Thomaston, Georgia, the Company's continuing operations include three plants in Thomaston, with an aggregate area of approximately 1.8 million square feet. The Company markets its products domestically and internationally through sales offices in Thomaston, Georgia, New York, New York and through international sales agents or distributors in Canada, Europe, the Middle East and Central and South America. The Company's executive offices are located at 115 East Main Street, P.O. Box 311, Thomaston, Georgia 30286 and its telephone number is (706) 647-7131. On the internet, the Company's home page may be reached at http://www.thomaston.com.

STRATEGY

         Thomaston Mills intends to be a low cost producer in each of its selected markets. In recent years, the Company has focused its product development, marketing and manufacturing capabilities on producing value-added textile products while reducing its emphasis on the production of labor-intensive products which are more vulnerable to foreign competition. The Company has particularly focused its product development on its home furnishings line in recognition of the growing fashion-consciousness of the American consumer. In this regard, the Company is building on its historical strength as a manufacturer of sheets and pillowcases by expanding its home furnishings line with the addition of products such as comforters and coordinated bedroom sets which have high value-added manufacturing characteristics and provide favorable gross margins. The Company's apparel piece-dyed operations finish and dye fabrics, such as twill, for casual and career apparel.

         To become a low cost provider in its selected product lines, the Company has made substantial capital investments to modernize its facilities. Substantially all of these expenditures were invested in equipment designed to improve efficiency in the Company's spinning, weaving, finishing and sewing facilities. The capital expenditures have increased productivity substantially, thereby lowering the Company's labor expense as a component of total manufacturing costs and its vulnerability to import competition.

         The Company has implemented flexible manufacturing systems along with electronic data interchange (EDI) and cost control systems, which permit both faster order turnaround for its customers and better forecasting for the Company. In 1999 and 2000, the Company made substantial investments in a new supply chain management system in its home furnishings line to improve shipment performance and reduce inventory investment.

PRODUCTS AND MARKETS

         Home Furnishings. Thomaston Mills offers a complete line of muslin, percale and premium thread-count products for the bedroom, including fashion coordinated complete bed ensembles and comforters marketed under the Thomaston label, as well as home furnishings fabrics sold to other manufacturers of home furnishings.

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

         The Company believes that the comforter and complete bed ensemble markets represent an attractive opportunity to expand its home furnishings line. The Company began producing comforters in 1990, and, for fiscal 2000, sales of comforters, accessories and complete bed ensembles accounted for 34% of the Home Furnishings line.

         As the Company has broadened and upgraded its line of muslin, percale and premium thread-count products, the Company's principal customers served have expanded from regional value-based retailers to include national value-based retailers. The Company is not a major supplier of designer-licensed products to high-end department stores which require significantly higher selling and administrative expenses per unit. The quality and prices of the Company's products are intended to allow its targeted retailers to achieve high margins while offering a significant value to customers.

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

         Apparel Fabrics. The Company's apparel fabrics line involves the finishing and dyeing of heavier "bottom weight" fabrics such as twill and other value-added textiles that the Company believes are less susceptible to price pressure from foreign competition. The Company dyes and finishes twill fabric for casual and career apparel. The Company purchases fabric for these products from other manufacturers.

         Manufacturing. Thomaston Mills' three plants are involved in virtually every major component of the textile manufacturing process, from spinning and weaving to dyeing, finishing and sewing. The Company's manufacturing strategy has been to reduce lead times, minimize inventory levels and maximize flexibility to respond to changing market conditions. The only major production functions not currently performed by the Company are the printing of fabrics for its home furnishings line and the manufacture of greige goods for its piece-dyed apparel fabrics line. The Company employs a number of outside printing sources to enhance design flexibility and to eliminate the fixed costs attendant to maintaining printing capability.

         Facilities. The Company's spinning and weaving operations for its home furnishings line are conducted at the Company's Peerless plant. At this facility, raw material (cotton, synthetic or blend) is spun into yarn.

         Through its capital expenditure program, the Company has installed advanced carding and spinning machinery which require fewer operators in the high-speed production of quality yarns. The Company has phased out its use of ring and open-end spinning and is fully reliant on air jet spinning technology. The Company believes that it is among the leaders in the textile industry in the use of modern spinning equipment.

         The Company's weaving operation is also housed at its Peerless facility and contains approximately 409 weaving machines. As a result of its capital expenditure program, the Company's weaving capacity currently consists of high-speed air-jet and projectile weaving machines. These machines are less labor-intensive and weave fabric at higher speeds with fewer defects than do older weaving methods. In addition, these modern weaving machines have the capability to produce a variety of widths and weaves.

         Virtually all woven fabric made or purchased by the Company is either dyed, finished or printed from its unfinished or "greige" state. Finishing fabric involves applying special chemicals and/or resins to a fabric to give it certain properties, such as soil release, wrinkle-resistant or wash and wear. The Company's dyeing and finishing facilities include a continuous dye range and several finishing ranges for dipping and heat-setting fabrics. While greige fabrics are woven by the Company based on projected sales, the Company dyes its products or has them printed generally according to specific customer purchase orders or forecasts to allow the Company to respond to market demand. The Company has achieved operating efficiencies and improved inventory controls as a result. In addition, the Company purchases greige fabrics and finishes fabrics on a commission basis to achieve higher capacity utilization of its finishing facilities.

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

         The Company is focused on customer service. The Company maintains constant communication between its marketing and manufacturing operations which allows it to be responsive to a customer's individual needs. The Company's plants employ computer monitoring and bar code scanning for product tracking. The Company also follows "Just in Time" manufacturing techniques to reduce in-process inventories, floor space requirements and order processing time. The Company emphasizes coordination with its customers through the industry's "Quick Response" delivery program. The Company also offers electronic data interchange
(EDI) to its customers and suppliers. In 1999 and 2000, the Company made substantial investments in a new supply chain management system in its home furnishings line to improve shipment performance and reduce inventory investment.

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

SALES AND MARKETING

         Thomaston Mills markets its products through 23 sales representatives to approximately 900 active customers. No single customer's net sales exceeded 10% of the Company's consolidated net sales in 2000. Domestic sales are made through the Company's principal sales office in Thomaston, Georgia and a branch office in New York, New York. The New York showroom facility provides displays of the Company's products. International sales, which constituted 4.6% of net sales in fiscal 2000, inclusive of sales from both continuing and discontinued operations, are handled through the Thomaston office and commissioned sales agents and distributors in Canada, Europe, the Middle East and Central and South America.

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

         The WTO agreement contains some provisions which may have a favorable impact on the textile industry. An assembly rule of origin amendment makes it illegal for a non-WTO member country to assemble garments from pieces cut in a member country and then export the garments as originating in the country where they were cut. Additionally, the agreement preserves the authority of the President of the United States to control imports from non-WTO countries such as Taiwan or China. China is currently negotiating its membership application with the WTO, and if the application is accepted and China is admitted to the WTO, the Chinese market share of apparel imports is expected to increase significantly over the phase-in period.

         Although the WTO agreement may reduce the cost of certain imported textiles, the Company believes that upgraded technology resulting in increased productivity and lower costs will enable it to compete in a global market.

         The North American Free Trade Agreement ("NAFTA") was approved by the United States, Canada and Mexico and became effective January 1, 1994. Import duties on fibers, yarns, textiles and clothing produced in Canada, Mexico or the United States and traded among those countries were either eliminated immediately or phased out over a ten-year period. This duty elimination applies only to textile and apparel goods made from yarn or fiber produced in Mexico, Canada or the United States.

         The recently enacted amendment to the Caribbean Basin Economic Recovery Act accords, for a specified transition period, the same preferential tariff and quota treatment given certain textile and apparel articles imported from NAFTA countries to such articles that are imported from certain Caribbean countries. In order to qualify for the preferential tariff and quota treatment, however, apparel goods that are shipped back to the United States must be sewn in eligible Caribbean countries using U.S. yarn and fabrics. The Company believes that this new legislation will allow it to compete favorably with Asian countries for market share in the apparel area.

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

BACKLOG

         The Company's order backlog was $89,000,000 at July 1, 2000.

INVENTORIES

         Inventories at July 1, 2000 and July 3, 1999 were $37,236,000 and $40,371,000, respectively. The Company closely monitors inventory levels and, through manufacturing capacity utilization, adjusts these levels in relation to current and forecasted sales.

INTELLECTUAL PROPERTY

         The Company owns a registered trademark containing the "Thomaston Mills" name and spinning wheel design, which it uses as its primary trademark. In addition, the Company holds various other trademarks and trade names, including Thomaston(R) and American Mood(R) used in connection with its business and products, both domestically and internationally. License fees paid by the Company for the use of designs for home furnishings are insignificant in amount.

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

EMPLOYEES

         As of September 14, 2000, the Company had approximately 1,679 full-time employees, all but 111 of whom are employed at the Company's manufacturing facilities. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF REGISTRANT

      The following table sets forth certain information regarding the executive officers of the Company:

          NAME                AGE                         POSITION
          ----                ---                         --------

Neil H. Hightower             59      President, Chief Executive Officer and Director
George H. Hightower, Jr.      51      Executive Vice President and Director
                                      President, Apparel Fabrics Division
H. Stewart Davis              57      Executive Vice President and Director
                                      President, Consumer Products Division
William C. James              56      Vice President -- Consumer Products Manufacturing &
                                      Operations
James F. Haygood              53      Vice President -- Apparel Fabric Sales
Jonathan O. Huff              59      Vice President -- Apparel Fabric Finishing
Daniel B. Tripp               48      Vice President -- Human Resources and
                                      Public Relations
A. William Ott                44      Treasurer and Chief Financial Officer
Ronald W. VanHouten           52      Corporate Secretary
Robert B. Dale                53      Vice President -- Consumer Products Sales

         The Board of Directors currently consists of ten members. All of the directors hold their positions until the next succeeding annual meeting or until their successors are duly elected and qualified. Executive officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion.

         Mr. Neil H. Hightower has been with the Company for 35 years and has served as President and Chief Operating Officer since 1984, as President and Chief Executive Officer since 1986 and as a director since 1980.

         Mr. George Hightower, Jr. has been with the Company for 26 years and has served as Executive Vice President since 1986, President of the Apparel Fabrics Division since 1998, and as a director since 1981. He is also a director of Thomaston Federal Savings Bank, Thomaston, Georgia.

         Mr. Davis has been with the Company for 36 years and has served as Executive Vice President since 1986, President of the Consumer Products division since 1998, and as a director since 1981.

         Mr. Haygood has been with the Company 28 years and has served as Vice President -- Apparel Fabrics Sales since June 1995. He served as Manager -- Apparel Fabric Sales from 1990 to 1995.

         Mr. Huff has been with the Company for 28 years and has served as Vice President -- Finishing since 1990. He served as Manager -- Finishing Division from 1984 to 1990.

         Mr. Ott joined the Company May 1, 1998, and has been Treasurer and CFO since October 1998. From June 1997 until January 1998, he served as President of the Home Furnishings Division of The Bibb Company, which merged with Dan River Inc. in 1998, and as CFO of The Bibb Company from 1994 to 1997.

         Mr. Tripp has been with the Company for 22 years and has served as Vice President -- Human Resources and Public Relations since 1991. He served as an Industrial Sales Representative from 1987 to 1991 and as Personnel Manager from 1978 to 1987.

         Mr. VanHouten has been with the Company for 28 years and has served as Secretary since 1992. He served as Assistant Secretary from 1990 to 1992 and Controller from 1987 to 1990.

         Mr. Dale joined the Company in January 1999 as Vice President of Sales and Marketing for the Consumer Products Division. From June 1998 through September 1998, Mr. Dale was Vice President, Marketing and Strategic Accounts, Apparel/Home Division for Guilford, Inc. From 1995 to 1997, Mr. Dale was Division President for Glenoit Mills, Inc., a textile manufacturer. From 1970 to 1995 he was Division President and Corporate Officer for Fieldcrest Cannon, Inc., a furniture coverings and textile bath products manufacturer.

         Mr. James joined the Company in October 1998. He served as Vice President of Manufacturing for Leshner Mills, now known as Pillowtex Corp., for 11 years prior to joining the Company.

         Members of the Hightower family have been involved with the Company since its founding in 1899. The family relationships existing among the current executive officers and directors are as follows: George H. Hightower, Jr. is the son of George H. Hightower. Neil H. Hightower and H. Stewart Davis are the nephews of George H. Hightower.

ITEM 2. PROPERTIES

         Thomaston Mills operates three manufacturing facilities located in Thomaston, Georgia with an aggregate area of approximately 1.8 million square feet. The Company also owns four vacant manufacturing facilities with an aggregate area of approximately 1.3 million square feet which previously housed operations which have been discontinued. These vacant facilities are currently listed for sale. In addition, the Company owns buildings used for its executive offices and approximately 200 acres of undeveloped property which is available for use by the Company. All of the Company's manufacturing facilities have appropriate safety features such as sprinkler fire protection.

         The following table summarizes certain information regarding the Company's production facilities.

                                                                APPROXIMATE
    NAME AND LOCATION          SQUARE FEET                          USE
--------------------------     -----------     -------------------------------------------

Peerless Mill                    524,000       Greige mill in which baled raw cotton
Thomaston, Georgia                             and polyester are converted in woven cloth.
Finishing and Sewing Plant       846,000       Finishing plant for bleaching and dyeing
Thomaston, Georgia                             cloth and for sewing and warehousing.
Lakeside Plant                   433,000       Sewing plant for fabricating cloth into
Thomaston, Georgia                             household products.

         The Company also leases a sales offices in New York, New York and operates a retail outlet on property it owns in Thomaston, Georgia.

ITEM 3. LEGAL PROCEEDINGS

         As of September 14, 2000, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's shareholders during the quarter ended July 1, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Common Stock Market Prices and Dividends on pages 26 and 27 of the annual shareholders report for the year ended July 1, 2000 are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         Selected financial data on Page 4 and 5 of the annual shareholders report for the year ended July 1, 2000, are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22 thru 25 of the annual shareholders report for the year ended July 1, 2000, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the registrant and its subsidiary, included in the annual shareholders report for the year ended July 1, 2000, are incorporated herein by reference:

         Consolidated Balance Sheets -- July 1, 2000 and July 3, 1999 -- Pages 6 and 7

         Consolidated Statements of Shareholders' Equity -- fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998 -- Page 8

         Consolidated Statements of Operations -- fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998 -Page 9

         Consolidated Statements of Cash Flows -- fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998 -Page 10

         Notes to Consolidated Financial Statements -- July 1, 2000 -- Pages 11 thru 21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the directors of the Company and compliance with
Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to pages 5 thru 7 of the registrant's definitive proxy statement for the Annual Meeting of Shareholders on October 5, 2000. See also Part I above with respect to information regarding executive officers of the registrant. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation on pages 7 thru 10 of the definitive proxy statement for the Annual Meeting of Shareholders on October 5, 2000 is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding beneficial ownership shown on pages 2 thru 4 of the definitive proxy statement for the Annual Meeting of Shareholders on October 5, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) Information regarding transactions between the Company and directors, officers and owners on page 12 of the definitive proxy statement for the Annual Meeting of Shareholders on October 5, 2000, is incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

         (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report. (3) Listing of Exhibits

EXHIBIT
  NO.                                                  DESCRIPTION OF DOCUMENT
-------                                                -----------------------
    3.0      --       Articles of Incorporation, incorporated by reference to Exhibit 3.0 of Registrant's Annual
                      Report on Form 10-K for the fiscal year ended June 29, 1991 (the "1991 10-K").
    3.1      --       Bylaws Incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on Form
                      10-K for the year ended July 3, 1993 (the "1993 10-K").
    4.1      --       Warrantholders Rights Agreement, dated as of July 26, 1999, between the Company,
                      Wachovia Bank, N.A., SunTrust Bank, Atlanta and Bank of America,N.A.,incorporated by reference to Exhibit 4.1 of the 1999 10-K.
    4.2      --       Warrants to purchase shares of Class A and Class B voting stock of the Company to
                      Wachovia Bank, N.A., SunTrust Bank, Atlanta and Bank of America, N.A., each dated
                      July 23, 1999, incorporated by reference to Exhibit 4.2 of the 1999 10-K.
   10.3*     --       Thomaston Mills, Inc. Retirement Plan No. 1 effective as of July 1, 1987, incorporated by reference to Exhibit 10.5 of the 1992 Registrant's Annual Report on Form 10-K for the
                      year ended June 27, 1992 (the "1992 10-K").
   10.4      --       Thomaston Mills, Inc. Retirement Plan No. 2 effective as of July 1, 1987, incorporated by reference to Exhibit 10.6 of the 1992 10-K.
   10.5*     --       Thomaston Mills, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.7 of the 1992 10-K.
   10.7*     --       Thomaston Mills, Inc. 1994 Stock Option Plan, incorporated by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended July 2, 1994
                      (the "1994 10-K").
   10.8*     --       Thomaston Mills, Inc. Senior Executive Management and Directors Incentive Plan,
                      incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K,
                      dated February 2, 2000.
 10.8.1*     --       Thomaston Mills, Inc. Senior Executive Management and Directors Incentive Plan,
                      incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K,
                      dated February 2, 2000.
   10.9*     --       Thomaston Mills, Inc. 1997 Stock Option Plan, incorporated by reference to Exhibit 10.9 of the Registrant's amendment to its 1997 10-K.
  10.10      --       Amended and Restated Credit and Security Agreement, dated as of July 27, 1999, (the
                      "Amended and Restated Credit and Security Agreement") among the Company, its subsidiary, Bank of America, N.A., SunTrust Bank, Atlanta and Wachovia Bank, N.A., as
                      lenders; SunTrust Bank, Atlanta, as agent; Wachovia Bank, N.A., as agent; and SunTrust
                      Equitable Securities Corporation, as arranger and lead manager, as amended by that certain First Amendment to Amended and Restated Credit and Security Agreement, dated as of September 10, 1999, incorporated by reference to Exhibit 10.10 of the 1999 10-K.
10.10.1**    --       Second Amendment to Amended and Restated Credit and Security Agreement,
                      dated as of September 1, 2000.
  10.11      --       Pledge Agreement, dated as of July 23, 1999, made by the Company in favor of
                      Wachovia Bank, N.A., as collateral agent, incorporated by reference to Exhibit 10.11 of the 1999 10-K.
  10.12      --       $75,000,000 Loan and Security Agreement among the Company, the financial institutions named therein, as lenders, Foothill Capital Corporation, as agent, and Foothill Capital
                      Corporation and General Electric Capital Corporation, as co-agents, dated as of July 27,
                      1999, incorporated by reference to Exhibit 10.12 of the 1999 10-K.
10.12.1**    --       Waiver and Consent dated as of September 16, 1999, Second Waiver and Amendment dated as of December 31, 1999, Third Waiver and Amendment dated as of February 9,
                      2000, Fourth Waiver and Amendment dated as of May 31, 2000, Fifth Waiver and
                      Amendment dated as of September 12, 2000 and Sixth Waiver and Amendment dated as of September 12, 2000 to the Loan and Security Agreement dated as of July 27, 1999 among Thomaston Mills, Inc., as Borrower, the lenders part, thereto, Foothill Capital
                      Corporation and General Electric Capital Corporation, as Co-Agents, and Foothill Capital
                      Corporation, as Agent.

  10.13      --       Patent Security Agreement, dated as of July 27, 1999, made by the Company in favor of
                      Foothill Capital Corporation, as agent for the co-agents and lenders, incorporated by reference to Exhibit 10.13 of the 1999 10-K.
  10.14      --       Trademark Security Agreement, dated as of July 27, 1999, made by the Company to
                      Foothill Corporation, as agent for the lender group, incorporated by reference to Exhibit
                      10.14 of the 1999 10-K.
  10.15      --       Loan Agreement, dated May 31, 2000, by and between the Company and WebBank, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form
                      8-K, dated May 31, 2000.
   13.0**    --       2000 Annual Report mailed to shareholders.
   21.0      --       Subsidiary of the Company, incorporated by reference to Exhibit 21.0 of the 1999 10-K.
   23.0**    --       Consent of Independent Auditors.
   27.0**    --       Financial Data Schedule (For SEC use only).

---------------

 * Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto pursuant to Item 14(e) or Form 10-K.

**       Filed herewith.

         (b) Reports on Form 8-K filed in the fourth quarter of fiscal 2000 -- one.

         (c) Exhibits-- The response to this portion of Item 14 is submitted as a separate section of this report

         (d) Financial Statement Schedule -- The response to this portion of
Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THOMASTON MILLS, INC.


                                    By:         /s/ NEIL H. HIGHTOWER
                                       ----------------------------------------
                                                 Neil H. Hightower
                                        President, Chief Executive Officer and
                                                      Director

Date: September 18, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                     TITLE                              DATE
---------------------------------     --------------------------------------------     ----------------


       /s/ A. WILLIAM OTT             Treasurer, Chief Financial Officer and Chief     September 18, 2000
---------------------------------     Accounting Officer
        A. William Ott


     /s/ GEORGE H. HIGHTOWER          Director                                         September 18, 2000
---------------------------------
       George H. Hightower

      /s/ H. STEWART DAVIS            Executive Vice President and Director            September 18, 2000
---------------------------------
        H. Stewart Davis


   /s/ GEORGE H. HIGHTOWER, JR.       Executive Vice President and Director            September 18, 2000
---------------------------------
     George H. Hightower, Jr.


     /s/ THOMAS D. ADAMS, JR.         Director                                         September 18, 2000
---------------------------------
       Thomas D. Adams, Jr.


     /s/ C. RONALD BARFIELD           Director                                         September 18, 2000
---------------------------------
       C. Ronald Barfield

                           ANNUAL REPORT ON FORM 10-K

                           ITEM 14(A)(1), (2) AND (D)

                                       AND

                        INDEX OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                          FINANCIAL STATEMENT SCHEDULE

                             YEAR ENDED JULY 1, 2000

                      THOMASTON MILLS, INC. AND SUBSIDIARY

                               Thomaston, Georgia

                       FORM 10-K -- ITEM 14(A)(1) AND (2)

                      THOMASTON MILLS, INC. AND SUBSIDIARY

         INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         The following consolidated financial statements and notes thereto of Thomaston Mills, Inc. and subsidiary included in the annual report of the registrant to its shareholders for the year ended July 1, 2000 are incorporated by reference in Item 8:

         Consolidated Balance Sheets -- July 1, 2000 and July 3, 1999

         Consolidated Statements of Shareholders' Equity -- fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998.

         Consolidated Statements of Operations -- fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998

         Consolidated Statements of Cash Flows -- fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998

         Notes to Consolidated Financial Statements -- July 1, 2000

         Report of Independent Auditors.

         The following consolidated financial schedule of Thomaston Mills, Inc. and subsidiary is included in Item 14(d):

         Schedule II -- Valuation and Qualifying Accounts.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      THOMASTON MILLS, INC. AND SUBSIDIARY

          COL. A                 COL. B                COL. C                 COL. D         COL. E
--------------------------      --------      ------------------------      ----------      --------

                                            (ADDITIONS)
                                                               (2)
                                                (1)         CHARGED TO
                                BALANCE      CHARGED TO       OTHER
                              BEGINNING OF   COSTS AND      ACCOUNTS--      DEDUCTIONS   BALANCE AT END
       DESCRIPTION               PERIOD       EXPENSES       DESCRIBE        DESCRIBE      OF PERIOD
--------------------------    ------------   ----------     ----------      ----------   --------------
Period ended July 1, 2000       $950,000      $ 42,858      $ (387,104)(a)  $  (15,246)     $621,000
  Allowance for doubtful
  accounts
Period ended July 3, 1999       $871,010      $225,949      $  387,104(a)   $  534,063      $950,000
  Allowance for doubtful
  accounts
Period ended June 27, 1998      $500,000      $751,566      $        0      $  380,556      $871,010
  Allowance for doubtful
  accounts

---------------

Note: Amounts included in column D are accounts written off during the periods.
(a) Amounts established as reserve for discontinued operations; utilized during the period ended July 1, 2000.

            COL. A                     COL. B                  COL. C                  COL. D          COL. E
-------------------------------      ----------      --------------------------      ----------      ----------

                                                  (ADDITIONS)
                                                                        (2)
                                                        (1)          CHARGED TO
                                       BALANCE       CHARGED TO        OTHER
                                    BEGINNING OF     COSTS AND       ACCOUNTS--      DEDUCTIONS    BALANCE AT END
          DESCRIPTION                  PERIOD         EXPENSES        DESCRIBE        DESCRIBE       OF PERIOD
-------------------------------     ------------     ----------      ----------      ----------    --------------

Period ended July 1, 2000
   Provision to reduce
  inventories to net realizable
  value                                  $1,078,377      $  136,921          $ 0         $        0      $1,215,298
Period ended July 3, 1999
   Provision to reduce
  inventories to net realizable
  value                                  $2,458,292      $        0          $ 0         $1,379,915      $1,078,377
Period ended June 27, 1998
   Provision to reduce
  inventories to net realizable
  value                                  $        0      $2,458,292          $ 0         $        0      $2,458,292

---------------

Note: Amounts included in column D are accounts written off during the periods.