Form 10-Q
period 2000-09-30
THOMASTON MILLS INC
filed 2000-11-03
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000                Commission File No. 0-1915


                              THOMASTON MILLS, INC.
-------------------------------------------------------------------------------

          GEORGIA                                      58-0460470
---------------------------------------  --------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


115 East Main Street, P.O. Box 311, Thomaston, Georgia              30286
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

             Condensed consolidated balance sheets - September 30, 2000 and July 1, 2000

             Condensed consolidated statements of operations -- thirteen weeks ended September 30, 2000 and thirteen weeks ended October 2, 1999

             Consolidated statements of cash flows - thirteen weeks ended September 30, 2000 and thirteen weeks ended October 2, 1999

             Notes to condensed consolidated financial statements

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

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a vote of Security Holders

Item 5.      Other information

Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                       SEPTEMBER 30, 2000    July 1, 2000
                                                                       ------------------    ------------
ASSETS
CURRENT ASSETS
   Cash & cash equivalents                                                 $    1,081          $    1,415
   Accounts receivable, less allowance of
      $706 at September  30, 2000 and $621 at July 1, 2000                     22,615              29,218
   Inventories--Note B                                                         34,049              37,236
   Other current assets                                                         1,550                 573
                                                                           ----------          ----------
          TOTAL CURRENT ASSETS                                                 59,295              68,442

PROPERTY, PLANT AND EQUIPMENT                                                 171,476             170,600
   Less allowance for depreciation                                            126,247             124,366
                                                                           ----------          ----------
                                                                               45,229              46,234

Assets held for sale                                                            5,431               5,628
Deferred income taxes                                                           2,709               2,709
Other assets                                                                    7,149               8,398
                                                                           ----------          ----------
                                                                           $  119,813          $  131,411
                                                                           ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                        $   17,185          $   19,857
   Accrued liabilities                                                         10,667               9,533
   Current portion of long-term debt
      and capital lease obligations                                             4,545               4,147
   Revolving credit                                                            28,280              34,525
                                                                           ----------          ----------
          TOTAL CURRENT LIABILITIES                                            60,677              68,062

OBLIGATIONS UNDER CAPITAL LEASE -
   less current portion                                                           460                 564

LONG-TERM DEBT, less current portion                                           29,228              29,876

OTHER LIABILITIES                                                               1,631               1,489

SHAREHOLDERS' EQUITY
   Class A Common Stock--5,620,518 shares
     outstanding including 710,838 treasury shares                              5,621               5,621
   Class B Common Stock--1,873,506 shares
     outstanding including 243,140 treasury shares                              1,873               1,873
   Additional paid-in capital                                                  10,766              10,766
   Retained earnings                                                           14,977              18,580
                                                                           ----------          ----------
                                                                               33,237              36,840

   Less treasury stock - at cost                                                5,420               5,420
                                                                           ----------          ----------
                                                                               27,817              31,420
                                                                           ----------          ----------
                                                                           $  119,813          $  131,411
                                                                           ==========          ==========

NOTE: The Balance Sheet at July 1, 2000 has been derived from the Audited Financial Statements at that date. See Notes to Condensed Financial Statements.

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands except Share and Per Share Data)

                                                                          13 WEEKS             13 Weeks
                                                                            ENDED                Ended
                                                                     SEPTEMBER 30, 2000     October 2, 1999
                                                                     ------------------     ---------------
Net sales                                                                  $   36,633          $   40,724
Cost of sales                                                                  35,001              36,225
                                                                           ----------          ----------
  Gross profit                                                                  1,632               4,499

Selling, general and administrative expenses                                    3,386               4,057
Other expense (income), net                                                       (35)               (116)
                                                                           ----------          ----------
  Operating profit (loss)                                                      (1,719)                558

Interest expense                                                                2,154               2,068
Amortization of credit agreement fees                                             151                  74
                                                                           ----------          ----------
  Loss from continuing operations                                              (4,024)             (1,584)
  Income  (loss) from discontinued operations                                     421                  (6)
                                                                           ----------          ----------
  Net loss                                                                 $   (3,603)         $   (1,590)
                                                                           ==========          ==========

Weighted Average Number of Shares - Basic and Diluted                       6,540,046           6,540,046
Basic and diluted loss per share:
  Continuing operations                                                    $    (0.62)         $    (0.24)
  Discontinued operations                                                        0.07               (0.00)
                                                                           ----------          ----------
Net loss per share                                                         $    (0.55)         $    (0.24)
                                                                           ==========          ==========

See accompanying notes

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                            13 WEEKS           13 Weeks
                                                                              ENDED              Ended
                                                                       SEPTEMBER 30, 2000    October 2, 1999
                                                                       ------------------    ---------------
OPERATING ACTIVITIES
Net loss                                                                   $   (3,603)         $   (1,590)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
      Depreciation and amortization                                             2,221               2,493
      Gains on sales of property, plant
      and equipment                                                                 0                 (18)
Changes in operating assets and liabilities:
      Accounts receivable                                                       6,603               6,057
      Inventories                                                               3,187               5,535
      Other assets                                                                (69)                166
      Assets held for sale                                                        197                 300
      Accounts payable and accrued expenses                                      (998)             (4,128)
      Reserve for discontinued operations                                           0              (5,276)
                                                                           ----------          ----------
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                                      7,538               3,539

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                       (875)               (562)
                                                                           ----------          ----------
      NET CASH USED IN INVESTING
      ACTIVITIES                                                                 (875)               (562)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit
   and long-term debt                                                             226               5,836
Principal payments on revolving lines of
   credit, long-term debt and capital lease obligations                        (7,223)             (6,451)
                                                                           ----------          ----------
      NET CASH USED IN
      FINANCING ACTIVITIES                                                     (6,997)               (615)
                                                                           ----------          ----------
      (DECREASE) INCREASE IN CASH
      AND CASH EQUIVALENTS                                                       (334)              2,362

Cash and cash equivalents at beginning
   of period                                                                    1,415                 353
                                                                           ----------          ----------
Cash and cash equivalents at end
   of period                                                               $    1,081          $    2,715
                                                                           ==========          ==========

See accompanying notes

                      THOMASTON MILLS, INC. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. Certain fiscal 2000 balances have been reclassified to conform with the fiscal 2001 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended July 1, 2000.

NOTE B -- INVENTORIES

The components of inventory consist of the following:


                                        (Dollars in Thousands)
                                  SEPTEMBER 30, 2000      July 1, 2000
                                  ------------------      ------------
             Raw materials             $ 3,522               $ 3,936
             Work in process            16,101                18,946
             Finished products          21,373                21,301
             LIFO reserve               (6,947)               (6,947)
                                       -------               -------
                                       $34,049               $37,236
                                       =======               =======

NOTE C -- DISCONTINUED OPERATIONS

In June 1999, the Company made the decision to discontinue the denim and industrial yarn operations which were unprofitable in recent years. These operations have been treated as discontinued operations in the thirteen week consolidated financial statements.

The Company finalized its estimate of the impact of its discontinued operations on its employee benefit plans. The curtailment income of approximately $518,000 resulting from the discontinued operations is reflected in the results of discontinued operations for the thirteen week period ended September 30, 2000.

The results of operations for the denim and industrial yarn businesses have been classified as income (loss) from discontinued operations as follows:

                                                     (Dollars in Thousands)
                                                     13 WEEKS          13 Weeks
                                                       ENDED             Ended
                                                SEPTEMBER 30, 2000  October 2, 1999
                                                ------------------  ---------------
Revenues                                              $    0            $    0
Cost of sales                                           (421)                6
                                                      ------            ------
Gross profit (loss)                                      421                (6)
Other operating income (expenses), net                     0                 0
                                                      ------            ------
Income  (loss) from discontinued operations           $  421            $   (6)
                                                      ======            ======

NOTE D -- NET LOSS PER COMMON SHARE

The following table sets forth the computation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share from continuing operations:

                                                      (Dollars in Thousands except Share and Per Share Data)

                                                               13 WEEKS              13 Weeks
                                                                 ENDED                 Ended
                                                           SEPTEMBER 30, 2000     October 2, 1999
                                                           ------------------     ---------------
Numerator:
    Net income (loss) from continuing operations                 $   (4,024)          $   (1,584)
                                                                 ----------           ----------

Numerator for basic and diluted earnings per share               $   (4,024)          $   (1,584)
                                                                 ----------           ----------

Denominator:
    Denominator for basic earnings per share -
    Weighted average shares                                       6,540,046            6,540,046

    Dilutive effect of potential common shares -
    Employee stock options                                              N/A                  N/A
    Warrants                                                            N/A                  N/A
                                                                 ----------           ----------

    Denominator for diluted earnings per share -
    adjusted weighted-average shares and
    assumed conversions                                           6,540,046            6,540,046
                                                                 ----------           ----------

Basic loss per share                                             $    (0.62)          $    (0.24)
                                                                 ----------           ----------

Diluted loss per share                                           $    (0.62)          $    (0.24)
                                                                 ----------           ----------

Potentially dilutive common shares related to
    options and warrants outstanding:
    Not considered in calculation due to net loss                   733,545              551,810
                                                                 ----------           ----------

    Not considered in calculation due to exercise
    price of options exceeding average price of
    Company's common stock                                          762,063              810,871
                                                                 ----------           ----------

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

                                                       (Dollars in Thousands)

                                         NET SALES                             PROFIT PERFORMANCE
                               13 WEEKS              13 Weeks             13 WEEKS              13 Weeks
                                ENDED                  Ended               ENDED                 Ended
                          SEPTEMBER 30, 2000      October 2, 1999    SEPTEMBER 30, 2000     October 2, 1999
                          ------------------      ---------------    ------------------     ---------------
Reportable segments:
    Consumer products         $   24,422             $    27,381         $  (1,400)            $     244
    Apparel fabrics               12,211                  13,343              (319)                  314
                              ----------             -----------         ---------             ---------
Segment total                 $   36,633             $    40,724            (1,719)                  558
                              ==========             ===========
Interest expense                                                             2,154                 2,068
Other non-segment                                                              151                    74
                                                                         ---------             ---------

Consolidated (loss) from
continuing operations                                                    $  (4,024)            $  (1,584)
                                                                         =========             =========

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the fourth quarter of fiscal 1999, the Company began a comprehensive restructuring of its operations and businesses with a view towards enhancing and focusing on the Company's operations which are believed to present the best future profitability and growth potential. As a result of completing the assessment of various strategic alternatives, the Company concluded that discontinuing the Company's denim and industrial yarn operations, which were unprofitable in recent years, was in the best interest of the Company. In conjunction with the exit of these businesses, the Company's balance sheet at September 30, 2000 includes assets held for sale in the amount of $4,280,000. Any proceeds from the sale of these assets will be applied against outstanding term loan obligations.

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

RESULTS OF OPERATIONS

Sales from continuing operations for the first fiscal quarter ended September 30, 2000 were down 10% to $36,633,000 from first quarter sales last year of $40,724,000. Sales in the Company's Consumer Products area were down as a result of fewer orders being called out by the Company's retail customers. A weakness in the demand for lighter-weight apparel fabrics and commission finishing also contributed to the sales decline.

Cost of sales for the quarter just ended increased to 95.5% of sales compared to 89% of sales for the quarter ended October 2, 1999. During the first quarter of fiscal year 2001, the Company selectively idled certain manufacturing facilities in order to better match inventory levels with orders. This slowdown of manufacturing resulted in decreased manufacturing capacity utilization and plant productivity. Raw material prices have also increased during the quarter ended September 30, 2000 as compared to raw material prices during the first quarter of fiscal year 2000.

Gross profit for the first quarter of fiscal year 2001 was 4.5% of sales as compared to 11% of sales for the first quarter of last year.

Selling, general and administrative expenses decreased to $3,386,000 from $4,057,000 for the first quarter of last year. The Company's realignment of its operations, which began in the fourth quarter of fiscal year 1999, has resulted in reductions in certain selling, general and administrative expenses. Improvements have also been realized in the cost of bringing new product samples to the market.

Other income (net) for the quarter ended September 30, 2000 was $35,000 compared to $116,000 for the comparable period last year. Other income related to miscellaneous equipment sales, royalties and interest earned on the Company's short-term investments of cash.

Interest expense and amortization of credit agreement fees increased from $2,142,000 during first quarter of fiscal year 2000 to $2,305,000 during first quarter fiscal year 2001. The increase was the result of higher interest rates and fees under the Company's various credit agreements. Total debt at September 30, 2000 was $61,655,000, down $8,523,000 from total debt at October 2, 1999 of
$70,178,000.

The Company has not recorded an income tax benefit as a result of its operating loss carry forward position.

For the first quarter of fiscal year 2001, the Company sustained a loss from continuing operations of $4,024,000 , or $ .62 per basic and diluted share, as compared to a loss of $1,584,000, or $0.24 per basic and diluted share for the first quarter of fiscal year 2000.

Discontinued operations income was $421,000 for the first quarter of 2001 and included curtailment income from its employee benefit plans. The Company recognized curtailment income of approximately $518,000. This income resulted from finalizing the calculations of the impact of the terminated employees from discontinued operations upon the benefit plans obligations.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $7,538,000 for the quarter ended September 30, 2000 and $3,539,000 for the quarter ended October 2, 1999. Net cash used in investing activities amounted to $875,000 in capital expenditures in the first quarter of fiscal year 2001 compared to $562,000 in capital expenditures in the first quarter of fiscal year 2000. During the first quarter of fiscal year 2001, financing activities used cash of $6,997,000 as a result of net repayments of indebtedness. During first quarter of fiscal year 2000, the financing activities used cash in the amount of $615,000.

The Company's Loan and Security Agreement (the Loan Agreement) provides for borrowing as follows:

- Revolving advances equal to the lesser of $70,000,000 or a specified percentage of certain accounts receivable and inventory as defined in the Loan Agreement. At September 30, 2000, $28,280,000 was outstanding and $1,996,000 was available for borrowing under the revolving advances provisions. The revolving advances bear interest at the Reference Rate plus 1% or the Euro-dollar Rate plus 3.25%. The revolving advances are payable on July 27, 2004, and provide for an early termination penalty as specified in the Loan Agreement.

- Tranche A Term Loan of $20,000,000 is payable in monthly installments of $333,333 through July 27, 2004 and bears interest at the Reference Rate plus 1.75% or the Euro-dollar Rate plus 3.75%.

- Tranche B Term Loan of $5,000,000 is due July 27, 2004 and bears interest at 18.5% of which 15% is payable currently and 3.5% per annum is payable on the maturity date.

Borrowings under this Loan Agreement were used to reduce the existing Credit and Security Agreement to $15,000,000 as discussed below and to repay the senior notes payable and industrial revenue bonds.

On July 27, 1999, the Company entered into an Amended and Restated Credit and Security Agreement (the Credit Agreement) which reduced the existing borrowings under the previous Credit and Security Agreement to $15,000,000. Interest is accrued at a rate of 15% increasing at the rate of 1% per month to a rate of 20% effective January 1, 2000. Interest is payable monthly at the Euro-dollar Rate plus 3.5% or the Base Rate plus 1.5%. The difference in the interest accrued and the interest paid is added to the balance of the borrowings. Borrowings under the Credit Agreement are due July 27, 2004 unless repaid prior to that date.

On May 31, 2000, the Company entered into a Promissory Note with a bank in the amount of $10,000,000. Interest is paid monthly at a rate equal to the Prime Rate plus 1.5%. Borrowings under the Promissory Note are payable monthly beginning July 1, 2000 through May 31, 2020, unless repaid prior to that date. Borrowings under this Promissory Note were used to reduce the amount outstanding under the Credit Agreement by $9,043,000 and to repay $525,000 of the balance outstanding under the Loan Agreement.

Borrowings under the Loan Agreement and Credit Agreement and Promissory Note are secured by all assets and properties of the Company. The Loan Agreement, the Credit Agreement and the Promissory Note contain various restrictions relating to, among other things, maintaining a certain level of tangible net worth, a minimum current ratio, a minimum debt to equity ratio, attainment of certain amounts of earnings before interest, taxes, depreciation and amortization and restrictions on capital expenditures.

On September 12, 2000, the Company obtained waivers for certain financial covenants as to which the Company was not in compliance as of May 31, 2000 and July 1, 2000. On September 12, 2000, the Company also obtained an amendment that established certain financial covenants covering the period ending June 30, 2001. At September 30, 2000, the Company was in compliance with these financial covenants. The Company is subject to changing business and economic conditions (many of which are beyond the Company's control), including a general deterioration in the domestic textile industry, which may affect its ability to comply with the covenants in the near term and there can be no assurance of such compliance. If the Company is unable to comply with these covenants, there can be no assurance that the Company's creditors will provide any additional waivers or amendments with respect to any such non-compliance.

A breach of any of the covenants contained in the Company's Loan Agreement, Credit Agreement or Promissory Note could result in a default or event of default under the terms of these credit facilities. Upon the occurrence of an event of default, the Company's lenders would not be obligated to make additional advances under the credit facility that is in default; would be entitled to declare all amounts outstanding under the credit facilities in default, including accrued interest or other obligations, to be immediately due and payable; would have the rights to block payment on substantially all of the Company's other long-term debt; would be entitled to proceed against the collateral granted to them to secure the applicable debt. In these circumstances, cross defaults could occur making substantially all of the Company's other long-term debt due, in which event the Company cannot be certain that its assets would be sufficient to repay in full all of its long-term debt.

As a result of the covenants described above, the Company's ability to respond to changing business and economic conditions and to secure additional financing, if needed, is significantly restricted.

Based upon current and anticipated levels of operations, management anticipates that its cash flow from operations, together with amounts available under its current borrowings, will be adequate to meet its anticipated cash requirements in the foreseeable future. However, the Company's cash requirements during the month of December are traditionally higher than those of other months due to various factors, including the payment of vacation and holiday payrolls and the payment of property taxes. The Company also expects a continuing slowdown in the retail market during the December quarter. In the event that cash flows and available borrowings are not sufficient to meet future cash requirements, the Company may be required to seek additional or alternative financing. There can be no assurances that additional financing would be available or, if available, offered on terms acceptable to the Company.


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

ASSETS HELD FOR SALE

The Company's management intends to utilize the proceeds from the sale of the assets held for sale to reduce outstanding term loan obligations. Management believes, based on current appraisals, that $5,431,000 could be realized from the sale of these assets, including $4,280,000 from the assets related to discontinued operations. However, actual results could differ significantly from these estimates. In October 2000, the Company completed the sale of its Pike facility with the proceeds of approximately $1.4 million being used to reduce the amount outstanding under the Credit Agreement.

INVENTORIES

Inventories at September 30, 2000 and October 2, 1999 were $34,049,000 and $34,837,000, respectively. Total inventory turns on an average annualized rate were 4.1 times for first quarter 2001 and 4.2 times for first quarter 2000.

NEW ACCOUNTING STANDARDS

The Company has adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities," effective in the first quarter of fiscal year 2001. The adoption of SFAS No. 133 did not affect results of operations or financial position.

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

INTERNATIONAL TRADE

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

The recently enacted amendment to the Caribbean Basin Economic Recovery Act accords, for a specified transition period, the same preferential tariff and quota treatment given certain textile and apparel articles imported from North American Free Trade Agreement (NAFTA) countries to such articles that are imported from certain Caribbean countries. In order to qualify for the preferential tariff and quota treatment, however, apparel goods that are shipped back to the United States must be sewn in eligible Caribbean countries using U.
S. yarn and fabrics. The Company believes that this new legislation will allow it to compete favorably with Asian countries for market share in the apparel area.

RECENT DEVELOPMENTS

The Company's Class A Common Stock has not maintained the minimum bid price criteria set forth by the Marketplace Rules of the Nasdaq SmallCap Market (the "Rules"), and the Company's Class B Common Stock has not maintained the minimum market value of public float criteria set forth by the Rules. As a result, The Nasdaq Stock Market ("Nasdaq") has informed the Company that if the Company is unable to regain compliance with the Rules on or before November 16, 2000, each of the Company's Class A or Class B Common Stock which continues to be in non-compliance as of that date will be delisted at the opening of business on November 20, 2000. As the trading prices of the Company's Class A and Class B Common Stock are beyond the Company's control, the Company cannot assure that either of its Class A or Class B Common Stock will be able to regain compliance with the Rules prior to the deadline set forth by Nasdaq. If the Company's Common Stock is delisted from the Nasdaq SmallCap Market, the Company's shares will no longer be traded on the SmallCap Market, but will instead be traded on the over-the-counter bulletin board system.

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

Quantitative and Qualitative Disclosures about Market Risk

For a discussion of certain market risks related to the Company, see Part I Item 7 "Quantitative and Qualitative Disclosures about Market Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2000. There have been no significant developments with respect to derivatives or exposure to market risk.

PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

               (a) As of September 30, 2000, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.



               (b)      Not applicable

ITEM 2.        CHANGE IN SECURITIES

               (a)      Not applicable.

               (b)      Not applicable.

               (c)      Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               (a)      Not applicable.

               (b)      Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        The election of directors and selection of Ernst & Young LLP as the Company's independent auditors were approved by the holders of the Company's Class B Common Stock at the Annual Meeting of Shareholders held on October 5, 2000. Set forth below are the results of the voting:


                                                 VOTES
                                                  FOR             VOTES AGAINST           WITHHELD
                                            -----------------    -----------------    -----------------

ELECTION OF DIRECTORS

Thomas D. Adams, Jr.                           1,403,663           34,270                  30,590
C. Ronald Barfield                             1,439,433                0                  29,090
Archie H. Davis                                1,437,933                0                  30,590
H. Stewart Davis                               1,439,433                0                  29,090
George H. Hightower                            1,439,433                0                  29,090
George H. Hightower, Jr.                       1,439,433                0                  29,090
Neil H. Hightower                              1,439,433                0                  29,090
Rosser R. Raines                               1,439,433                0                  29,090
Dr. Jerry M. Williamson                        1,437,933                0                  30,590
Dom H. Wyant                                   1,439,433                0                  29,090

SELECTION OF ERNST & YOUNG LLP                 1,468,468                0                      55


ITEM 5.        OTHER INFORMATION

               (a)         Not applicable.



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)         Exhibits:

                           10.1 Second Amendment to Amended and Restated Credit and Security Agreement, dated as of September 1, 2000, to the Amended and Restated Credit and Security Agreement, dated as of July 27, 1999, among the Company, its subsidiary, Bank of America, N.A., SunTrust Bank, Atlanta and Wachovia Bank, N.A., as lenders; SunTrust Bank, Atlanta, as agent; Wachovia Bank, N.A., as agent; and SunTrust Equitable Securities Corporation, as arranger and lead manager, incorporated by reference to Exhibit 10.10.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended July 1, 2000 (the "2000 10-K").

                           10.2 Fifth Waiver and Amendment dated as of September 12, 2000 and Sixth Waiver and Amendment dated as of September 12, 2000 to the Loan and Security Agreement dated as of July 27, 1999 among Thomaston Mills, Inc., as Borrower, the lenders party thereto, Foothill Capital Corporation and General Electric Capital Corporation, as Co-Agents, and Foothill Capital Corporation, as Agent, each incorporated by reference to Exhibit
                                    10.12.1 of the 2000 10-K.

                           10.3 Seventh Waiver and Amendment dated as of September 29, 2000 to the Loan and Security Agreement, dated as of July 27, 1999 among the Company, as Borrower, the lenders party thereto, Foothill Capital Corporation and General Electric Capital Corporation, as Co-Agents, and Foothill Capital Corporation, as Agent.

                           13.1 Quarterly Report to Shareholders dated November 3, 2000.

                           27.0 Financial Data Schedule (for SEC purposes only)

                  (b) The Company filed a report on Form 8-K on July 17, 2000 relating to the refinancing of a portion of the Company's existing long term debt.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Thomaston Mills, Inc.



                                                   /s/ Neil H. Hightower
                                                   ----------------------
                                                   Neil H. Hightower
                                                   President and Chief
 Date:     November 3, 2000                        Executive Officer
          ------------------




                                                   /s/ A. William Ott
                                                   ----------------------
                                                   A. William Ott
                                                   Treasurer and Chief
 Date:     November 3, 2000                        Financial Officer
          ------------------