Form 10-Q
period 2000-12-30
THOMASTON MILLS INC
filed 2001-02-13
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 30, 2000                   Commission File No. 0-1915


                              THOMASTON MILLS, INC.
--------------------------------------------------------------------------------

            GEORGIA                                              58-0460470
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]                         No [ ]

                                      INDEX
                      THOMASTON MILLS, INC. AND SUBSIDIARY


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - December 30, 2000 and July 1, 2000

         Condensed consolidated statements of operations -- thirteen weeks ended December 30, 2000 and thirteen weeks ended January 1, 2000 and twenty-six weeks ended December 30, 2000 and twenty-six weeks ended January 1, 2000

         Consolidated statements of cash flows - twenty-six weeks ended December 30, 2000 and twenty-six weeks ended January 1, 2000

         Notes to condensed consolidated financial statements - December 30,
         2000

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART 1 - FINANCIAL INFORMATION

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                           DECEMBER 30, 2000  July 1, 2000
                                                           -----------------  ------------
                                                              (UNAUDITED)       (Note A)
ASSETS
CURRENT ASSETS
   Cash & cash equivalents                                      $    799        $  1,415
   Accounts receivable, less allowance of
      $928 at December 30, 2000 and $621 at July 1, 2000          23,943          29,218
   Inventories--Note C                                            25,175          37,236
   Other current assets                                            1,756             604
                                                                --------        --------
          TOTAL CURRENT ASSETS                                    51,673          68,473

PROPERTY, PLANT AND EQUIPMENT                                    171,852         170,600
   Less allowance for depreciation                               128,129         124,366
                                                                --------        --------
                                                                  43,723          46,234

Assets held for sale                                               3,835           5,628
Deferred income taxes                                              2,645           2,709
Other assets                                                       6,646           8,367
                                                                --------        --------
                                                                $108,522        $131,411
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                             $ 16,638        $ 19,857
   Accrued liabilities                                             9,867           9,533
   Current portion of long-term debt                               4,147           4,147
   Revolving credit                                               27,066          34,525
                                                                --------        --------
          TOTAL CURRENT LIABILITIES                               57,718          68,062

OBLIGATIONS UNDER CAPITAL LEASE -
   less current portion                                              355             564

LONG-TERM DEBT, less current portion                              26,780          29,876

OTHER LIABILITIES                                                  1,784           1,489

SHAREHOLDERS' EQUITY
   Class A Common Stock--5,620,518 shares
     outstanding including 710,838 treasury shares                 5,621           5,621
   Class B Common Stock--1,873,506 shares
     outstanding including 243,140 treasury shares                 1,873           1,873
   Additional paid-in capital                                     10,766          10,766
   Retained earnings                                               9,045          18,580
                                                                --------        --------
                                                                  27,305          36,840

   Less treasury stock - at cost                                   5,420           5,420
                                                                --------        --------
                                                                  21,885          31,420
                                                                --------        --------
                                                                $108,522        $131,411
                                                                ========        ========


NOTE: The Balance Sheet at July 1, 2000 has been derived from the Audited Financial Statements at that date. See Notes to Condensed Consolidated Financial Statements.

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             (Dollars in Thousands except Share and Per Share Data)



                                                             13 WEEKS          13 Weeks            26 WEEKS           26 Weeks
                                                               ENDED             Ended               ENDED              Ended
                                                        DECEMBER 30, 2000   January 1, 2000    DECEMBER 30, 2000   January 1, 2000
                                                        -----------------   ---------------    -----------------   ---------------
Net sales                                                  $    37,152        $    37,195        $    73,785        $    77,919
Cost of sales                                                   37,469             33,348             72,470             69,573
                                                           -----------        -----------        -----------        -----------
  Gross profit                                                    (317)             3,847              1,315              8,346

Selling, general and administrative expenses                     3,379              3,741              6,765              7,798
Other expense (income), net                                        (49)              (289)               (84)              (405)
                                                           -----------        -----------        -----------        -----------
  Operating profit (loss)                                       (3,647)               395             (5,366)               953

Interest expense                                                 2,002              2,241              4,156              4,309
Amortization of credit agreement fees                              164                100                315                174
                                                           -----------        -----------        -----------        -----------
  Loss from continuing operations before income
    tax provision                                               (5,813)            (1,946)            (9,837)            (3,530)

Provision for income taxes                                          64                  0                 64                  0
                                                           -----------        -----------        -----------        -----------
  Loss from continuing operations                               (5,877)            (1,946)            (9,901)            (3,530)

  Income (loss) from discontinued operations                       (55)              (238)               366               (244)
                                                           -----------        -----------        -----------        -----------
  Net loss                                                 $    (5,932)       $    (2,184)       $    (9,535)       $    (3,774)
                                                           ===========        ===========        ===========        ===========

Weighted Average Number of Shares - Basic and Diluted        6,540,046          6,540,046          6,540,046          6,540,046
Basic and diluted loss per share:
  Continuing operations                                    $     (0.90)       $     (0.30)       $     (1.52)       $     (0.54)
  Discontinued operations                                        (0.01)             (0.04)              0.06              (0.04)
                                                           -----------        -----------        -----------        -----------
Net loss per share                                         $     (0.91)       $     (0.34)       $     (1.46)       $     (0.58)
                                                           ===========        ===========        ===========        ===========


See accompanying notes

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                             26 WEEKS           26 Weeks
                                                               ENDED              Ended
                                                         DECEMBER 30, 2000   January 1, 2000
                                                         -----------------   ---------------
OPERATING ACTIVITIES
Net loss                                                     $ (9,535)          $ (3,774)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
      Depreciation and amortization                             4,461              5,047
      Gains on sales of property, plant
      and equipment                                                (9)              (266)
Changes in operating assets and liabilities:
      Accounts receivable                                       5,275              9,887
      Inventories                                              12,061              3,047
      Other assets                                                (65)              (429)
      Assets held for sale                                      1,793              1,029
      Accounts payable and accrued expenses                    (2,590)            (3,604)
      Reserve for discontinued operations                           0             (5,533)
                                                             --------           --------
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                     11,391              5,404

INVESTING ACTIVITIES
Purchases of property, plant and equipment                     (1,252)              (926)
Proceeds from sale of property, plant and equipment                 9                237
                                                             --------           --------
      NET CASH USED IN INVESTING
      ACTIVITIES                                               (1,243)              (689)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit
   and long-term debt                                             447              6,936
Principal payments on revolving lines of
   credit, long-term debt and capital lease
   obligations                                                (11,211)           (11,712)
                                                             --------           --------
      NET CASH USED IN
      FINANCING ACTIVITIES                                    (10,764)            (4,776)
                                                             --------           --------

      DECREASE IN CASH
      AND CASH EQUIVALENTS                                       (616)               (61)

Cash and cash equivalents at beginning
   of period                                                    1,415                353
                                                             --------           --------
Cash and cash equivalents at end
   of period                                                 $    799           $    292
                                                             ========           ========


See accompanying notes

                      THOMASTON MILLS, INC. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000

NOTE A -- MANAGEMENT PLANS AND BASIS OF PRESENTATION

The Company reported a net loss of $9,535,000 and cash on hand decreased $616,000 for the six months ended December 30, 2000. This compares to a net loss of $3,774,000 in the six months ended January 1, 2000. Additionally, on February 13, 2001, the Company obtained waivers from its lenders for certain financial and other covenants as to which the Company was not in compliance as of November 25, 2000 and December 30, 2000. The Company is subject to changing business and economic conditions (many of which are beyond the Company's control), including a general deterioration in the domestic textile industry, which may affect its ability to generate cash and operating profits and to comply with its debt covenants in the near term and there can be no assurance of future debt covenant compliance. If the Company is unable to comply with its debt covenants, there can be no assurance that the Company's creditors will provide any additional waivers or amendments with respect to any such non-compliance. A breach of any of the covenants contained in the Company's Loan Agreement, Credit Agreement or Promissory Note could result in a default or event of default under the terms of these credit facilities. Upon the occurrence of an event of default, the Company's lenders would not be obligated to make additional advances under the credit facility that is in default; would be entitled to declare all amounts outstanding under the credit facilities in default, including accrued interest or other obligations, to be immediately due and payable; would have the rights to block payment on substantially all of the Company's other long-term debt; would be entitled to proceed against the collateral granted to them to secure the applicable debt. In these circumstances, cross defaults could occur making substantially all of the Company's other long-term debt due, in which event the Company cannot be certain that its assets would be sufficient to repay in full all of its long-term debt.

As a result of the operating results and debt covenants described above, the Company's ability to respond to changing business and economic conditions and to secure additional financing, if needed, is significantly restricted.

In the fourth quarter of fiscal 1999, the Company began a comprehensive restructuring of the Company's operations and businesses with a view towards enhancing and focusing on the Company's operations that are believed to present the best future profitability and growth potential. As a result of completing the assessment of various strategic alternatives, the Company concluded that discontinuing the Company's denim and industrial yarn operations was in the best interest of the Company. The Company has concluded that it will focus on the manufacturing and marketing of home furnishings as well as dyeing and finishing fabrics for casual and career apparel. The Company believes that these operations offer the most viable opportunity for improving future profitability. The Company has completed a personnel and operational realignment of these businesses to improve their future profit margins. Also, at the request of its lenders, the Company engaged consultants in January of 2001 to provide consulting services relating to the Company's turnaround and cost reduction initiatives.

The Company believes that the initiatives discussed above will result in improved margins and future profitability; however, such plans require management to make estimates and assumptions regarding future operations. Actual results could differ from those estimates.

Management is not certain that the Company's cash flow from operations, together with amounts available under its current borrowings, will be adequate to meet its anticipated cash requirements for the foreseeable future. Management is exploring additional sources of capital and seeking other accommodations from its lenders and suppliers to aid its short-term cash requirements. However, there can be no assurance that other sources of capital will be available or that the Company's lenders and suppliers will accommodate the Company, or, if such alternate sources of capital are available or such accommodations are offered, that they will be on terms acceptable to the Company. If the Company is unable to obtain additional or alternative financing or financial accommodations from its lenders and suppliers, there can be no assurance that the Company will be able to continue to meet its cash requirements, which may result in materially adverse consequences on the Company's business, financial conditions or operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates continuity of operations and realization of assets and liquidation of liabilities in the normal course of business. As a result of the Company's debt structure, operating results and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty.

Also, the Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended December 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. Certain fiscal 2000 balances have been reclassified to conform with the fiscal 2001 classifications. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended July 1, 2000.



NOTE B -- ACCOUNTING POLICIES ADOPTED IN CURRENT FISCAL YEAR

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 draws upon the existing accounting rules and explains those rules, by analogy, to other transactions that the existing rules do not specifically address. SAB 101 is effective for all of the Company's fiscal quarters of fiscal year 2001.

Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which the Company adopted effective July 1, 2000, requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

The adoptions of SAB 101, effective October 1, 2000, and SFAS 133, effective July 1, 2000, did not have a material effect on the Company's financial position or operating results.

NOTE C -- INVENTORIES

The components of inventory consist of the following:



                                                   (Dollars in Thousands)
                                           DECEMBER 30, 2000       July 1, 2000
                                           -----------------       ------------
                      Raw materials             $ 3,475               $ 3,936
                      Work in process            13,302                18,946
                      Finished products          15,180                21,301
                      LIFO reserve               (6,782)               (6,947)
                                                -------               -------
                                                $25,175               $37,236
                                                =======               =======

NOTE D -- NET LOSS PER COMMON SHARE


The following table sets forth the computation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share from continuing operations:

                                                           (Dollars in Thousands except Share and Per Share Data)

                                                      13 WEEKS              13 Weeks              26 WEEKS             26 Weeks
                                                        ENDED                 Ended                ENDED                 Ended
                                                  DECEMBER 30, 2000      January 1, 2000     DECEMBER 30, 2000      January 1, 2000
                                                  -----------------      ---------------     -----------------      ---------------

Numerator for basic and diluted earnings per share $   (5,877)            $    (1,946)         $   (9,901)           $    (3,530)
                                                   -----------            ------------         -----------           ------------

Denominator:
    Denominator for basic earnings per share -
    Weighted average shares                         6,540,046               6,540,046           6,540,046              6,540,046



Basic and diluted loss per share                   $    (0.90)            $     (0.30)         $    (1.52)           $     (0.54)
                                                   -----------            ------------         -----------           ------------


Potentially dilutive common shares related to
    options and warrants outstanding:
    Not considered in calculation due to net loss     730,618                 736,956             732,082                644,383
                                                   ----------             -----------          ----------            -----------

    Not considered in calculation due to exercise
    price of options exceeding average price of
    Company's common stock                            747,613                 710,750             754,730                760,632
                                                   ----------             -----------          ----------            -----------

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


                                                             (Dollars in Thousands)


                                                  NET SALES                          PROFIT PERFORMANCE
                                       13 WEEKS             13 Weeks             13 WEEKS              13 Weeks
                                         ENDED                Ended                ENDED                Ended
                                   DECEMBER 30, 2000     January 1, 2000     DECEMBER 30, 2000     January 1, 2000
                                   -----------------     ---------------     -----------------     ---------------

Reportable segments:
    Consumer products               $   25,323             $    21,927         $   (3,000)            $      (684)
    Apparel fabrics                     11,829                  15,268               (647)                  1,079
                                    ----------             -----------         -----------            -----------
Segment total                       $   37,152             $    37,195             (3,647)                    395
                                    ==========             ===========
Interest expense                                                                    2,002                   2,241
Other non-segment                                                                     164                     100
                                                                               ----------             -----------

Consolidated (loss) before taxes
from continuing operations                                                     $   (5,813)            $    (1,946)
                                                                               ===========            ============



                                                  NET SALES                          PROFIT PERFORMANCE
                                       26 WEEKS             26 Weeks             26 WEEKS              26 Weeks
                                         ENDED                Ended                ENDED                Ended
                                   DECEMBER 30, 2000     January 1, 2000     DECEMBER 30, 2000     January 1, 2000
                                   -----------------     ---------------     -----------------     ---------------

Reportable segments:
    Consumer products               $   49,745             $    49,308         $   (4,400)            $      (440)
    Apparel fabrics                     24,040                  28,611               (966)                  1,393
                                    ----------             -----------         -----------            -----------
Segment total                       $   73,785             $    77,919             (5,366)                    953
                                    ==========             ===========
Interest expense                                                                    4,156                   4,309
Other non-segment                                                                     315                     174
                                                                               ----------             -----------

Consolidated (loss) before taxes
from continuing operations                                                     $   (9,837)            $    (3,530)
                                                                               ===========            ============

THOMASTON MILLS, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the fourth quarter of fiscal 1999, the Company began a comprehensive restructuring of its operations and businesses with a view towards enhancing and focusing on the Company's operations which are believed to present the best future profitability and growth potential. As a result of completing the assessment of various strategic alternatives, the Company concluded that discontinuing the Company's denim and industrial yarn operations, which were unprofitable in recent years, was in the best interest of the Company. In conjunction with the exit of these businesses, the Company's balance sheet at December 30, 2000 includes assets held for sale in the amount of $2,684,000. Any proceeds from the sale of these assets will be applied against outstanding term loan obligations.

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

RESULTS OF OPERATIONS

Sales from continuing operations for the second fiscal quarter ended December 30, 2000 were $37,152,000 compared to sales of $37,195,000 for the second fiscal quarter last year. For the twenty-six weeks ended December 30, 2000, sales were down 5.3% to $73,785,000 when compared to sales of $77,919,000 for the twenty-six weeks ended January 1, 2000. Sales in the Consumer Products area of the Company were up slightly to $49,745,000 compared to sales of $49,308,000 for the twenty-six weeks ended January 1, 2000. In the Apparel Fabrics area, a shift in customer demand from heavier, bottom-weight, cotton fabrics to lighter-weight, blended fabrics resulted in a sales decrease from $28,611,000 for the twenty-six weeks ended January 1, 2000 to $24,040,000 for the twenty-six weeks ended December 30, 2000.

Cost of sales for the quarter just ended increased to 100.9% of sales or $37,469,000. For the second quarter fiscal year 2000, cost of sales were 89.7% of sales or $33,348,000. For the twenty-six weeks ended December 30, 2000, cost of sales increased to 98.2% of sales or $72,470,000 compared to cost of sales of 89.3% of sales or $69,573,000 for the twenty-six weeks ended January 1, 2000. During the twenty-six weeks ended December 30, 2000, the Company selectively idled certain manufacturing facilities in order to better match inventory levels with orders. Inventories have been reduced $12,061,000, or 32.4%, during the twenty-six weeks ended December 30, 2000. However, this slowdown of manufacturing also resulted in decreased manufacturing capacity utilization and plant productivity and increased volume related negative operating variances. Raw material prices have also increased during the twenty-six weeks ended December 30, 2000 as compared to raw material prices during the twenty-six weeks ended January 1, 2000.

Gross profit for the twenty-six weeks ended December 30, 2000 was 1.8% of sales compared to 10.7% of sales for the twenty-six weeks ended January 1, 2000.

Selling, general and administrative expenses were 9.1% of sales for the thirteen weeks and 9.2% of sales for the twenty-six weeks ended December 30, 2000. For the thirteen weeks and twenty-six weeks ended January 1, 2000, selling, general and administrative expenses were 10.1% and 10.0% of sales, respectively. The Company's realignment of its operations has contributed to reductions in certain selling, general and administrative expenses.

Other income for the quarter and twenty-six weeks ended December 30, 2000 was $49,000 and $84,000, respectively, compared to $289,000 and $405,000 for the comparable periods last year. Other income relates to miscellaneous equipment sales, royalties and interest earned on the Company's short-term investments of cash.

Interest expense and amortization of credit agreement fees totaled $2,166,000 during second quarter fiscal year 2001 and $4,471,000 for the twenty-six weeks ended December 30, 2000. For the quarter and twenty-six weeks ended January 1, 2000, interest expense and amortization of credit agreement fees totaled $2,341,000 and $4,483,000, respectively. This decrease was the result of lower borrowings under the Company's various credit agreements. Excluding capitalized leases, total debt at December 30, 2000 was $57,993,000, down $10,555,000 from total debt at July 1, 2000 of $68,548,000.

Although the Company recorded a pre-tax loss from continuing operations for the second quarter of fiscal year 2001, an income tax expense of $64,000 was also recorded during this quarter. This expense is the result of a change in deferred income taxes valuation allowance. During the twenty-six weeks ended January 1, 2000, the Company did not record an income tax benefit as a result of its operating loss carry forward position.

For the second quarter fiscal year 2001, the Company sustained a loss from continuing operations of $5,877,000 or $ .90 per basic and diluted share as compared to a second quarter fiscal year 2000 loss from continuing operations of $1,946,000 or $ .30 per basic and diluted share. For the twenty-six weeks ended December 30, 2000, the Company sustained a loss from continuing operations of $9,901,000 or $1.52 per basic and diluted share as compared to a loss from continuing operations of $3,530,000 or $ .54 per basic and diluted share for the twenty-six weeks ended January 1, 2000.

Discontinued operations income was $366,000 for the twenty-six weeks ended December 30, 2000 and included curtailment income from the Company's employee benefit plans. The Company recognized curtailment income of approximately $518,000 during the first quarter of 2001 that resulted from finalizing the calculations of the impact of the terminated employees from discontinued operations upon the benefit plans obligations. For the twenty-six weeks ended January 1, 2000, discontinued operations loss was $244,000, primarily as a result of shutdown costs associated with closed facilities.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $11,391,000 during the twenty-six weeks ended December 30, 2000. During the twenty-six weeks ended January 1, 2000, operating activities provided cash of $5,404,000. Net cash used in investing activities amounted to $1,243,000 during the first half of fiscal 2001 compared to $689,000 used in the first half of fiscal 2000. Capital expenditures are closely monitored as a result of the Company's realignment of its operations. Financing activities used cash of $10,764,000 during the first half of fiscal year 2001 as a result of net repayments of indebtedness. During the first half of fiscal year 2000, financing activities used funds of $4,776,000.

The Company's Loan and Security Agreement (the Loan Agreement) provides for borrowing as follows:

- Revolving advances equal to the lesser of $70,000,000 or a specified percentage of certain accounts receivable and inventory as defined in the Loan Agreement. At December 30, 2000, $27,066,000 was outstanding and $1,200,000 was available for borrowing under the revolving advances provisions. The revolving advances bear interest at the Reference Rate plus 1% or the Euro-dollar Rate plus 3.25%. The revolving advances are payable on July 27, 2004, and provide for an early termination penalty as specified in the Loan Agreement. The revolving advances are reduced by collections made through a lock box arrangement required under the terms and conditions of the Loan Agreement.

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

On September 12, 2000, the Company obtained waivers from its lenders for certain financial covenants as to which the Company was not in compliance as of May 31, 2000 and July 1, 2000, and on February 13, 2001, the Company obtained waivers from its lenders for certain financial and other covenants as to which the Company was not in compliance as of November 25, 2000 and December 30, 2000. On September 12, 2000 and February 13, 2001, the Company also obtained amendments from its lenders that established certain financial covenants covering the monthly periods between November 2000 and June 2001. The Company is subject to changing business and economic conditions (many of which are beyond the Company's control), including a general deterioration in the domestic textile industry, which may affect its ability to comply with the covenants in the near term and there can be no assurance of such compliance. If the Company is unable to comply with these covenants, there can be no assurance that the Company's creditors will provide any additional waivers or amendments with respect to any such non-compliance.

The Company paid a portion of its real property tax obligations due on December 27, 2000. As a result, the Company is subject to interest on the unpaid amount of these real property taxes. In addition to interest charges, any property taxes remaining unpaid after March 27, 2001, will be subject to a late payment penalty. On February 13, 2001, the Company obtained waivers from its lenders for certain covenants related to the payment of taxes, as to which the Company was not in compliance as of December 30, 2000. If the Company does not pay in full its real property tax obligations, the Company's applicable real properties may become encumbered by tax liens. Such an encumbrance of the Company's real property may constitute a breach of the covenants contained in the Company's Loan Agreement, Credit Agreement or Promissory Note. If the Company is unable to comply with these covenants by paying in full, on or before March 31, 2001, its real property tax obligations or otherwise avoid the encumbrance of its real properties, there can be no assurance that the Company's creditors will provide additional waivers or amendments with respect to any such non-compliance.

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

Management is not certain that the Company's cash flow from operations, together with amounts available under its current borrowings, will be adequate to meet its anticipated cash requirements for the foreseeable future. Management is exploring additional sources of capital and seeking other accommodations from its lenders and suppliers to aid its short-term cash requirements. However, there can be no assurance that other sources of capital will be available or that the Company's lenders and suppliers will accommodate the Company, or, if such alternate sources of capital are available or such accommodations are offered, that they will be on terms acceptable to the Company. If the Company is unable to obtain additional or alternative financing or financial accommodations from its lenders and suppliers, there can be no assurance that the Company will be able to continue to meet its cash requirements, which may result in materially adverse consequences on the Company's business, financial conditions or operations.

At the request of its lenders, the Company engaged in January of 2001 the firm of Arthur Andersen to provide consulting services relating to the Company's turnaround and cost reduction initiatives. Arthur Andersen continues its engagement with the Company, and the Company's management expects Arthur Andersen to provide a final report of its findings and recommendations in the near future.

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

ASSETS HELD FOR SALE

The Company's management intends to utilize the proceeds from the sale of the assets held for sale to reduce outstanding term loan obligations. Management believes, based on current appraisals, that $3,835,000 could be realized from the sale of these assets, including $2,684,000 from the assets related to discontinued operations. However, actual results could differ significantly from these estimates. During the twenty-six weeks ended December 30, 2000, the Company sold $1,596,000 of assets held for sale and used the proceeds to reduce outstanding term loan obligations.

INVENTORIES

Inventories at December 30, 2000 and July 1, 2000 were $25,175,000 and $37,236,000, respectively. Improvements in supply-chain inventory control systems, the selective idling of certain manufacturing facilities and the selling off of inventories associated with discontinued operations have resulted in decreased inventory levels at December 30, 2000 as compared to inventory levels at July 1, 2000. Total inventory turns on an average annualized rate were
5.7 times for the first six months of fiscal 2001 as compared to 3.7 times for the first six months of fiscal 2000.

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

INTERNATIONAL TRADE

In December 1993, 117 countries reached an agreement under the General Agreement on Tariffs and Trade (GATT) that would cover new areas of trade, further cut tariffs and strengthen multilateral free-trade rules by creating a World Trade Organization (WTO) as its successor. This agreement was ratified by the United States Congress and went into effect on July 1, 1995. As part of this new agreement, the Multifiber Arrangement (MFA) under which textile and apparel trade had been controlled, will be phased out along with its import quotas over a 10-year period. Tariffs on textiles will be cut by an average of 11.6% over 10 years. Under the agreement, the least import-sensitive products are now quota-free, and from now until 2005, products which will have more of an effect on the U. S. market will be on the phase-out schedule.

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

RECENT DEVELOPMENTS

The Company's Class A Common Stock did not maintain the minimum bid price criteria set forth by the Marketplace Rules of the Nasdaq SmallCap Market (the "Rules"), and the Company's Class B Common Stock did not maintain the minimum market value of public float criteria set forth by the Rules. As a result, the Nasdaq Stock Market ("Nasdaq") delisted the Company's Class A and Class B Common Stock on December 4, 2000. As a result of the delisting, the Company's shares are no longer traded on the SmallCap Market, but instead are traded on the over-the-counter bulletin board system.

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

PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

               (a) As of December 30, 2000, there were no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company was a party or to which any property of the Company was subject. Such routine legal proceedings are not believed to be material to the Company.



               (b)      Not applicable

ITEM 2.        CHANGE IN SECURITIES

               (a)      Not applicable.

               (b)      Not applicable.

               (c)      Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               (a)      Not applicable.

               (b)      Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a)      Not applicable.

               (b)      Not applicable.

               (c)      Not applicable.

               (d)      Not applicable.

ITEM 5.        OTHER INFORMATION

                        On December 4, 2000, the Company's Class A and
                        Class B Common Stock began trading on the Over the Counter Bulletin Board. The Common Stocks had previously traded on the Nasdaq Smallcap Market, but no longer met certain of the listing criteria, including the minimum public float requirement.

               (a)      Exhibits:

                        10.1 Eighth Waiver and Amendment, dated as of February 13, 2001, to the Loan and Security Agreement dated as of July 27, 1999 among the Company, as Borrower, the lender parties thereto, Foothill Capital Corporation and General Electric Capital Corporation, as Co-Agents, and Foothill Capital Corporation, as Agent.

                        10.2 Fourth Waiver, dated February 13, 2001, to the Amended and Restated Credit and Security Agreement, dated as of July 27, 1999, (the "Amended and Restated Credit and Security Agreement") among the Company, its subsidiary, Bank of America, N.A., SunTrust Bank, Atlanta and Wachovia Bank, N.A. as lenders; SunTrust Bank, Atlanta, as agent; Wachovia Bank, N.A., as agent; and SunTrust Equitable Securities Corporation, as arranger and lead manager.

                        13.1 Quarterly Report to Shareholders dated February 13, 2001

               (b) The Company did not file any reports on Form 8-K during the three months ended December 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Thomaston Mills, Inc.



                                                   /s/ Neil H. Hightower
                                                   -----------------------------
                                                   Neil H. Hightower
                                                   President and Chief
Date:     February 13, 2001                        Executive Officer




                                                   /s/ A. William Ott
                                                   -----------------------------
                                                   A. William Ott
                                                   Treasurer and Chief
Date:     February 13, 2001                        Financial Officer