Form 10-Q/A
period 2000-12-30
THOMASTON MILLS INC
filed 2001-02-27
CIK 97931

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)

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

                  Condensed consolidated statements of operations - thirteen weeks ended December 30, 2000 and thirteen weeks ended January 1, 2000 and twenty-six weeks ended December 30, 2000 and twenty-six weeks ended January 1, 2000

                  Consolidated statements of cash flows - twenty-six weeks ended December 30, 2000 and twenty-six weeks ended January 1, 2000

                  Notes to condensed consolidated financial statements - December 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                      THOMASTON MILLS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                               DECEMBER 30, 2000
                                                               -----------------   July 1, 2000
                                                                   (UNAUDITED)        (Note A)
ASSETS
CURRENT ASSETS
   Cash & cash equivalents                                          $    799          $  1,415
   Accounts receivable, less allowance of
      $928 at December 30, 2000 and $621 at July 1, 2000              23,943            29,218
   Inventories--Note C                                                25,175            37,236
   Other current assets                                                1,756               604
                                                                    --------          --------
          TOTAL CURRENT ASSETS                                        51,673            68,473

PROPERTY, PLANT AND EQUIPMENT                                        171,852           170,600
   Less allowance for depreciation                                   128,129           124,366
                                                                    --------          --------
                                                                      43,723            46,234

Assets held for sale                                                   3,835             5,628
Deferred income taxes                                                  2,645             2,709
Other assets                                                           6,646             8,367
                                                                    --------          --------
                                                                    $108,522          $131,411
                                                                    ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                 $ 16,638          $ 19,857
   Accrued liabilities                                                 9,867             9,533
   Current portion of long-term debt,                                  4,147             4,147
    Long-term debt callable under covenant provisions                 26,780                 0
   Revolving credit                                                   27,066            34,525
                                                                    --------          --------
          TOTAL CURRENT LIABILITIES                                   84,498            68,062

OBLIGATIONS UNDER CAPITAL LEASE -
   less current portion                                                  355               564

LONG-TERM DEBT - less $4,147 in current
maturities and $26,780 callable classified as
current at December 30, 2000                                               0            29,876

OTHER LIABILITIES                                                      1,784             1,489

SHAREHOLDERS' EQUITY
   Class A Common Stock--5,620,518 shares
     outstanding including 710,838 treasury shares                     5,621             5,621
   Class B Common Stock--1,873,506 shares
     outstanding including 243,140 treasury shares                     1,873             1,873
   Additional paid-in capital                                         10,766            10,766
   Retained earnings                                                   9,045            18,580
                                                                    --------          --------
                                                                      27,305            36,840

   Less treasury stock - at cost                                       5,420             5,420
                                                                    --------          --------
                                                                      21,885            31,420
                                                                    --------          --------
                                                                    $108,522          $131,411
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
                                                             ========           ========


See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000

NOTE A -- MANAGEMENT PLANS AND BASIS OF PRESENTATION

The Company reported a net loss of $9,535,000 and cash on hand decreased $616,000 for the six months ended December 30, 2000. This compares to a net loss of $3,774,000 in the six months ended January 1, 2000. Additionally, on February 13, 2001, the Company received waivers from its lenders for certain financial and other covenants as to which the Company was not in compliance as of November 25, 2000 and December 30, 2000. Because a precondition to the effectiveness of the February 13, 2001 waivers and amendments (relating to the payment of fees to the Company's lenders) remained unsatisfied as of February 22, 2001, the lenders under the Loan Agreement notified the Company that (1) specified defaults had occurred and continued to occur under the Loan Agreement; (2) any further advances under the Loan Agreement would only be made in the lenders' discretion;
(3) until further notice, all obligations outstanding under the Loan Agreement would bear interest at a default rate from February 22, 2001; and (4) the lenders were reserving all of their rights to assert and exercise remedies with respect to any default in connection with the Loan Agreement.

In addition to strict compliance with the Loan Agreement, the lenders have required that the Company provide to the lenders cash flow projections and other specified information, and engage no later than March 7, 2001 a "crisis manager" acceptable to the lenders.

As a result of the defaults under the Loan Agreement, the Company has classified all of its indebtedness as a short-term obligation on the accompanying Balance Sheet as of December 30, 2000.

As a result of the occurrence of the foregoing events of default, the lenders under the Company's other credit facilities are not obligated to make additional advances; are entitled to declare all amounts outstanding under the credit facilities in default, including accrued interest or other obligations, to be immediately due and payable; have the right to block payments on substantially all of the Company's other long-term debt; and are entitled to proceed against the collateral granted to them to secure the applicable debt. Cross defaults under all of the Company's credit facilities have been triggered such that substantially all of the Company's other long-term debt could be declared immediately due and payable. In this event, the Company may not have sufficient assets to repay in full all of its long-term debt.

As a result of the operating results and the covenant defaults described above, the Company's ability to respond to changing business and economic conditions is significantly restricted and its ability to secure additional financing is unlikely. Management is unable to conclude that the Company's cash flows from operations will be adequate to meet its anticipated cash requirements for the foreseeable future. Management is exploring additional sources of capital and seeking other accommodations from its lenders and suppliers to aid its short-term cash requirements. However, there can be no assurance that other sources of capital will be available or that the Company's lenders and suppliers will accommodate the Company, or, if such alternate sources of capital are available or such accommodations are offered, that they will be on terms acceptable to the Company. If the Company is unable to obtain additional or alternative financing or financial accommodations from its lenders and suppliers, there can be no assurance that the Company will be able to continue to meet its cash requirements, which may result in materially adverse consequences on the Company's business, financial conditions or operations. Under such circumstances, the Company would be required to substantially reduce or discontinue its operations, file for bankruptcy or both.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates continuity of operations and realization of assets and liquidation of liabilities in the normal course of business. As a result of the Company's debt structure, operating results and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

At the request of its lenders, the Company engaged in January of 2001 the firm of Arthur Andersen to provide consulting services relating to the Company's turnaround and cost reduction initiatives. Arthur Andersen has reported its findings and recommendations to the Company's management, and at a recent meeting of the board of directors, the Company's directors decided to implement some of these recommendations by accepting the resignations of Neil
H. Hightower, President and Chief Executive Officer of the Company, George H. Hightower, Jr., Executive Vice President and President of the Apparel Fabrics Division, and H. Stewart Davis, Executive Vice President and President of the Consumer Products Division. The board also elected A. William Ott as the acting President and Chief Executive Officer of the Company. Mr. Hightower, Mr. Hightower, Jr. and Mr. Davis continue to serve as directors of the Company. The Company's management is studying other recommendations contained in Arthur Andersen's report in the context of the Company's default on its credit facilities and its discussions with its lenders.

DEFAULTS ON CREDIT FACILITIES

On February 13, 2001, the Company received waivers executed by its lenders relating to certain financial and other covenants as to which the Company was not in compliance as of December 30, 2000. Because a precondition to the effectiveness of the February 13, 2001 waivers and amendments (relating to the payment of fees to the Company's lenders) remained unsatisfied as of February 22, 2001, the lenders under the Loan Agreement notified the Company that (1) specified defaults had occurred and continued to occur under the Loan Agreement;
(2) any further advances under the Loan Agreement would only be made in the lenders' discretion; (3) until further notice, all obligations outstanding under the Loan Agreement would bear interest at a default rate from February 22, 2001; and (4) the lenders were reserving all of their rights to assert and exercise remedies with respect to any default in connection with the Loan Agreement.

In addition to strict compliance with the Loan Agreement, the lenders have required that the Company provide to the lenders cash flow projections and other specified information, and engage no later than March 7, 2001 a "crisis manager" acceptable to the lenders.

As a result of the defaults under the Loan Agreement, the Company has classified all of its indebtedness as a short-term obligation on the Company's balance sheet as of December 30, 2000.

As a result of the occurrence of the foregoing events of default, the lenders under the Company's other credit facilities are not obligated to make additional advances; are entitled to declare all amounts outstanding under the credit facilities in default, including accrued interest or other obligations, to be immediately due and payable; have the right to block payments on substantially all of the Company's other long-term debt; and are entitled to proceed against the collateral granted to them to secure the applicable debt. Cross defaults under all of the

Company's credit facilities have been triggered such that substantially all of the Company's other long-term debt could be declared immediately due and payable. In this event, the Company may not have sufficient assets to repay in full all of its long-term debt.

As a result of the defaults described above, the Company's ability to respond to changing business and economic conditions and to secure additional financing is unlikely. Management is unable to conclude that the Company's cash flow from operations will be adequate to meet its anticipated cash requirements for the foreseeable future. Management is exploring additional sources of capital and seeking other accommodations from its lenders and suppliers to aid its short-term cash requirements. However, there can be no assurance that other sources of capital will be available or that the Company's lenders and suppliers will accommodate the Company, or, if such alternate sources of capital are available or such accommodations are offered, that they will be on terms acceptable to the Company. If the Company is unable to obtain additional or alternative financing or financial accommodations from its lenders and suppliers, there can be no assurance that the Company will be able to continue to meet its cash requirements, which may result in materially adverse consequences on the Company's business, financial conditions or operations. Under such circumstances, the Company would be required to substantially reduce or discontinue its operations, file for bankruptcy or both.

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

         (a)      Exhibits:

                  4.1 Notice of Existing Defaults and Reservations of Rights, dated as of February 22, 2001, from Foothill Capital Corporation, General Electric Capital Corporation and Back Bay Capital Funding LLC to Thomaston Mills, Inc.

                  10.1* Eighth Waiver and Amendment, dated as of February 13, 2001, to the Loan and Security Agreement dated as of July 27, 1999 among the Company, as Borrower, the lender parties thereto, Foothill Capital Corporation and General Electric Capital Corporation, as Co-Agents, and Foothill Capital Corporation.

                  10.2* Fourth Waiver, dated February 13, 2001, to the Amended and Restated Credit and Security Agreement, dated as of July 27, 1999, among the Company, its subsidiary, Bank of America, N.A., SunTrust Bank, Atlanta and Wachovia Bank, N.A. as lenders; SunTrust Bank, Atlanta, as agent; Wachovia Bank, N.A., as agent; and SunTrust Equitable Securities Corporation, as arranger and lead manager.

                  13.1*    Quarterly Report to Shareholders dated February 13,
                           2001

            (b) The Company did not file any reports on Form 8-K during the three months ended December 30, 2000.

                    ----------------------
                    *  Previously filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Thomaston Mills, Inc.

                                                /s/ A. William Ott
                                                -------------------
                                                A. William Ott
                                                President and Chief
Date:    February 26, 2001                      Executive Officer

                                                /s/ A. William Ott
                                                -------------------
                                                A. William Ott
                                                Treasurer and Chief
Date:    February 26, 2001                      Financial Officer

                                  EXHIBIT INDEX



DOCUMENT NUMBER AND DESCRIPTION

         4.1 Notice of Existing Defaults and Reservations of Rights, dated as of February 22, 2001, from Foothill Capital Corporation, General Electric Capital Corporation and Back Bay Capital Funding LLC to Thomaston Mills, Inc.